Form 10-Q
period 2024-06-30
Sunrise Realty Trust, Inc.
filed 2024-08-14
CIK 2012706

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-41971

SUNRISE REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	93-3168928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
525 Okeechobee Blvd., Suite 1650, West Palm Beach, FL 33401
(Address of principal executive offices) (Zip Code)
(561) 510-2390
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SUNS	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at August 14, 2024
Common stock, $0.01 par value per share	6,925,395

Index
EXPLANATORY NOTE
This Quarterly Report on Form 10-Q of Sunrise Realty Trust, Inc. (the “Company,” “SUNS,” “we,” “us,” and “our”) pertains to the quarterly period ended June 30, 2024. Prior to July 9, 2024, our sole shareholder was AFC Gamma, Inc. (“AFC Gamma”). On July 8, 2024, the Company entered into a Separation and Distribution Agreement with AFC Gamma, pursuant to which, among other things, AFC Gamma contributed to us its commercial real estate portfolio (the “Separation”). On July 9, 2024, following the Separation, AFC Gamma completed the spin-off of the Company (the “Spin-Off”) by distributing all the Company’s outstanding shares to the holders of AFC Gamma common stock (the “Distribution”) as of the close of business on July 8, 2024 (the “Record Date”). AFC Gamma’s shareholders of record as of the Record Date received one share of SUNS common stock for every three shares of AFC Gamma common stock held as of the Record Date. As a result of the Separation, Distribution and Spin-Off, the Company is now an independent, publicly traded company and our common stock is listed under the symbol “SUNS” on the Nasdaq Capital Market.
Effective July 2, 2024, we became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and will file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).
This Quarterly Report on Form 10-Q presents the financial information of the Company for the period ended June 30, 2024, which is prior to completion of the Spin-Off. Therefore, neither the discussion of the Company’s results of operations, cash flows and financial condition nor the financial statements set forth herein are necessarily indicative of the future results of operations, cash flows or financial condition of the Company as a publicly traded company operated independently of AFC Gamma following the completion of the Spin-Off.

Index
SUNRISE REALTY TRUST, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNRISE REALTY TRUST, INC.
BALANCE SHEETS

	As of
	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Loans held for investment at carrying value, net	$37,593,224	$—
Current expected credit loss reserve	(37,421)	—
Loans held for investment at carrying value, net of current expected credit loss reserve	37,555,803	—

Cash and cash equivalents	11,285,046	31,244,622
Interest receivable	585,227	—
Prepaid expenses and other assets	55,000	—
Total assets	$49,481,076	$31,244,622

Liabilities
Due to affiliate	$2,274	$—
Current expected credit loss reserve	34,433	—
Accounts payable and other liabilities	533,659	10,000
Total liabilities	570,366	10,000
Commitments and contingencies (Note 5)
Shareholder’s equity
Member's Equity	—	31,234,622
Preferred stock, par value $0.01 per share, 10,000 and 0 shares authorized at June 30, 2024 and December 31, 2023, respectively, and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 and 0 shares authorized at June 30, 2024 and December 31, 2023, respectively, and 100 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	—
Additional paid-in capital	45,399,999	—
Accumulated earnings (deficit)	3,510,710	—
Total shareholder’s equity	48,910,710	31,234,622

Total liabilities and shareholder’s equity	$49,481,076	$31,244,622
See accompanying notes to the financial statements

Index
SUNRISE REALTY TRUST, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30, 2024	Six months ended June 30, 2024
Revenue
Interest income	$1,979,576	$4,005,882
Total revenue	1,979,576	4,005,882
Expenses
General and administrative expenses	21,025	21,568
Professional fees	372,954	636,372
Total expenses	393,979	657,940
(Increase) decrease in provision for current expected credit losses	(71,854)	(71,854)
Net income	$1,513,743	$3,276,088

Earnings per common share:
Basic and diluted earnings per common share (in dollars per share)	$0.22	$0.48

Weighted average number of common shares outstanding:
Basic and diluted weighted average shares of common stock outstanding (in shares)	6,889,032	6,889,032
See accompanying notes to the financial statements

Index
SUNRISE REALTY TRUST, INC.
STATEMENTS OF SHAREHOLDER’S EQUITY
(unaudited)

Three months ended June 30, 2024
	Member's Equity	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholder's Equity
			Shares	Amount
Balance as of March 31, 2024	$—	$—	100	$1	$45,399,999	$1,996,967	$47,396,967
Net income	—	—	—	—	—	1,513,743	1,513,743
Balance as of June 30, 2024	$—	$—	100	$1	$45,399,999	$3,510,710	$48,910,710

Six months ended June 30, 2024
	Member's Equity	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholder's Equity
			Shares	Amount
Balance as of December 31, 2023	$31,234,622	$—	—	$—	$—	$—	$31,234,622
Capital Contributions	—	—	—	—	17,000,000	—	17,000,000
Distributions	—	—	—	—	(2,600,000)	—	(2,600,000)
Effect of corporate conversion on member's equity	(31,234,622)	—	100	1	30,999,999	234,622	—
Net income	—	—	—	—	—	3,276,088	3,276,088
Balance as of June 30, 2024	$—	$—	100	$1	$45,399,999	$3,510,710	$48,910,710
See accompanying notes to the financial statements

Index
SUNRISE REALTY TRUST, INC.
STATEMENT OF CASH FLOWS
(unaudited)

Six months ended June 30, 2024
Operating activities:
Net income	$3,276,088
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase (decrease) in provision for current expected credit losses	71,854
Accretion of deferred loan original issue discount and other discounts	(35,236)
Changes in operating assets and liabilities
Interest receivable	(585,227)
Prepaid expenses and other assets	(55,000)
Accounts payable and other liabilities	525,933
Net cash provided by (used in) operating activities	3,198,412

Cash flows from investing activities:
Issuance of and fundings on loans	(50,822,722)
Principal repayment of loans	13,264,734
Net cash provided by (used in) investing activities	(37,557,988)

Cash flows from financing activities:
Proceeds from capital contributions	17,000,000
Distributions	(2,600,000)
Net cash provided by (used in) financing activities	14,400,000

Net (decrease) increase in cash and cash equivalents	(19,959,576)
Cash and cash equivalents, beginning of period	31,244,622
Cash and cash equivalents, end of period	$11,285,046

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$281,888

Supplemental information:
Interest paid during the period	$—
Income taxes paid during the period	$—
See accompanying notes to the financial statements

Index
SUNRISE REALTY TRUST, INC.
NOTES TO THE FINANCIAL STATEMENTS
As of June 30, 2024
(unaudited)
1.    ORGANIZATION
Sunrise Realty Trust, Inc. (the “Company” or “SUNS”) (f/k/a CRE South LLC) was formed on August 28, 2023, and converted from a Delaware limited liability company to a Maryland corporation in February 2024. As of June 30, 2024, SUNS was a wholly-owned subsidiary of AFC Gamma, Inc. (“AFC Gamma”) and an institutional lender to the commercial real estate sector.
SUNS is externally managed and advised by Sunrise Manager LLC (“SUNS Manager” or the “Manager”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), to provide debt capital solutions to commercial real estate markets in the Southern United States. SUNS focuses on originating, underwriting and managing commercial real estate (“CRE”) debt investments and providing capital to high-quality borrowers and sponsors with transitional business plans collateralized by CRE assets with opportunities for near-term value creation, as well as recapitalization opportunities. SUNS intends to create a diversified investment portfolio, targeting investments in senior mortgage loans, mezzanine loans, whole loans, B-notes, commercial mortgage-backed securities (“CMBS”) and debt-like preferred equity securities across CRE asset classes. SUNS intends for its investment mix to include high quality residential, including multi-family, condominiums and single-family communities, retail, office, hospitality, industrial, mixed use and specialty-use real estate.
Spin-Off
On February 22, 2024, AFC Gamma announced that its Board unanimously approved a plan to spin-off AFC Gamma’s CRE portfolio into an independent, publicly traded company, SUNS (the “Spin-Off”). SUNS intends to elect to be taxed as a real estate investment trust (“REIT”) for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ending December 31, 2024. The Spin-Off was effected by the transfer of AFC Gamma’s CRE portfolio from AFC Gamma to SUNS and the distribution of all of the outstanding shares of SUNS’ common stock, par value $0.01 per share (the “Common Stock”) to all of AFC Gamma’s shareholders of record as of the close of business on July 8, 2024 (the “Record Date”). AFC Gamma’s shareholders of record as of the Record Date received one share of SUNS Common Stock for every three shares of AFC Gamma common stock held as of the Record Date. The Spin-Off was completed July 9, 2024 (the “Distribution Date”). On the Distribution Date, SUNS became an independent, publicly traded company, trading on the Nasdaq Capital Market under the symbol “SUNS”. AFC Gamma retained no ownership interest in the Company following the Spin-Off. SUNS has historically operated as a part of AFC Gamma; consequently, stand-alone financial statements have not historically been prepared.
In connection with the Spin-Off, the Company entered into several agreements with AFC Gamma that govern the relationship between the Company and AFC Gamma following the Spin-Off, including the Separation and Distribution Agreement and the Tax Matters Agreement. These agreements provide for the allocation between AFC Gamma and SUNS of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of AFC Gamma and its subsidiaries attributable to periods prior to, at and after the Spin-Off. Moreover, in preparation for the Spin-Off, the management of SUNS entered into a new management agreement with SUNS Manager, which became effective concurrently with the completion of the Spin-Off. The Manager also entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with TCG Services LLC, an affiliate of the Manager and Leonard Tannenbaum, the Company’s Executive Chairman, and Robyn Tannenbaum, the Company’s President.
The Company operates in one operating segment and is primarily focused on originating CRE debt investments and providing capital to high-quality borrowers and sponsors with transitional business plans collateralized by CRE assets with opportunities for near-term value creation, as well as recapitalization opportunities. The Company intends to create a diversified investment portfolio, targeting investments in senior mortgage loans, mezzanine loans, whole loans, B-notes, CMBS and debt-like preferred equity securities across CRE asset classes. The Company intends for its investment mix to include high quality residential, including multi-family, condominiums and single-family communities, retail, office, hospitality, industrial, mixed use and specialty-use real estate.

Index
The Company intends to elect to be taxed as a REIT for United States federal income tax purposes under the Code, commencing with the taxable year ending December 31, 2024. The Company generally will not be subject to United States federal income taxes on its REIT taxable income as long as it annually distributes all of its REIT taxable income prior to the deduction for dividends paid to shareholders and complies with various other requirements as a REIT.
2.    SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and the related management’s disclosure and analysis of financial condition and results of operations included in the Company’s final Information Statement included as Exhibit 99.1 to the Company’s Registration Statement on Form 10, initially filed on February 22, 2024, as amended, and declared effective July 2, 2024 (File No. 001-41971) by the U.S. Securities and Exchange Commission (the “SEC”), the final version of which was included as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2024 (the “Information Statement”).
Refer to Note 2 to the Company’s financial statements in the Information Statement for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (iii) the Company views as critical as of the date of this report.
Basis of Presentation
The historical financial statements of SUNS are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with GAAP, certain situations require management to make estimates based on judgments and assumptions, which may affect the reported amounts of assets and liabilities or contingent liabilities at the date of the financial statements. They also may affect the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters. The historical financial statements of SUNS are prepared from AFC Gamma’s historical accounting records and are presented on a standalone basis as if SUNS operations have been conducted independently from AFC Gamma.
Intracompany transactions have been eliminated. Transactions between the Company and AFC Gamma have been included in these financial statements. For those transactions between the Company and AFC Gamma that have been historically settled in cash, the Company has reflected such balances in the Balance Sheets as Due from Affiliates or Due to Affiliates. The aggregate net effect of transactions between the Company and related parties that have been historically settled other than in cash are reflected in the Balance Sheets as Member’s Equity and Shareholder’s Equity and in the Statements of Cash Flows as Proceeds from Capital Contributions and Distributions. For additional information, see Note 10, “Related Party Transactions,” and Note 6, “Shareholder’s Equity.”
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the current expected credit losses (“CECL”).
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the update on the Company’s future financial statements.

Index
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Company does not currently anticipate that adoption of ASU 2023-09 will have a material impact on the financial statements.
3.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of June 30, 2024 and December 31, 2023, the Company’s portfolio included two and zero loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $57.7 million and zero, respectively, and outstanding principal was approximately $37.8 million and zero, respectively, as of June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024, the Company funded approximately $51.1 million of new loans and additional principal and had approximately $13.3 million of principal repayments of loans held at carrying value. As of June 30, 2024 and December 31, 2023, approximately 43% and zero, respectively, of the Company’s loans held at carrying value had floating interest rates. As of June 30, 2024, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a floor of 4.0% and quoted at 5.3%.
The following table summarizes the Company’s loans held at carrying value as of June 30, 2024:

	As of June 30, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)	$16,209,825	$—	$16,209,825	0.4
Subordinate debt	21,630,051	(246,652)	21,383,399	2.9
Total loans held at carrying value	$37,839,876	$(246,652)	$37,593,224	1.8
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of June 30, 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$—	$—	$—
New fundings	51,104,610	(281,888)	50,822,722
Accretion of original issue discount	—	35,236	35,236
Loan repayments	(13,264,734)	—	(13,264,734)
Total loans held at carrying value at June 30, 2024	$37,839,876	$(246,652)	$37,593,224

Index
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of June 30, 2024 is as follows:

Description	Outstanding Principal (1)	Original Issue Discount	Carrying Value (1)	Interest Rate		Maturity Date (2)	Payment Terms (3)

Mixed-use senior mortgage loan (Houston, TX)	$16,209,825	$—	$16,209,825	20.0%	(4)	11/30/2024	I/O
Residential subordinate debt (Sarasota, FL)	21,630,051	(246,652)	21,383,399	13.0%	(5)	5/12/2027	I/O
Total loans held at carrying value	$37,839,876	$(246,652)	$37,593,224
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Certain loans are subject to contractual extension options and may be subject to performance based or other conditions as stipulated in the loan agreement. Actual maturities may differ from contractual maturities stated herein as certain borrowers may have the right to prepay with or without paying a prepayment penalty. The Company may also extend contractual maturities and amend other terms of the loans in connection with loan modifications.
(3)I/O = interest-only, P/I = principal and interest. P/I loans may include interest-only periods for a portion of the loan term.
(4)Base weighted average interest rate of 14.7% plus SOFR (SOFR floor of 4.0%). Cash interest rate represents a blended rate of differing cash interest rates applicable to each of the senior and subordinate loans to which the Company is a lender under the credit agreements. The subordinate loan component bears interest at a base interest rate of 15.31% plus SOFR (SOFR floor of 4.0%) and the senior loan component bears interest at a base interest rate of 3.48% plus SOFR (SOFR floor of 4.0%).
(5)Base interest rate of 13.0%.
4.    CURRENT EXPECTED CREDIT LOSSES
The Company estimates its current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform the “CECL Reserve” using a model that considers multiple datapoints and methodologies that may include discounted cash flows (“DCF”) and other inputs, which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date and expected prepayment, if applicable. Calculation of the CECL Reserve requires loan specific data, which may include the fixed charge coverage ratio, loan-to-value ratio, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to the expected timing of loan repayments and the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where the Company has deemed the borrower/sponsor to be experiencing financial difficulty, the Company may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance.
As of June 30, 2024 and December 31, 2023, the Company’s CECL Reserve for its loans held at carrying value is approximately $71.9 thousand and zero, respectively, or 0.19% and zero, respectively, of the Company’s total loans held at carrying value of approximately $37.6 million and zero, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $37.4 thousand and zero, respectively, and a liability for unfunded commitments of approximately $34.4 thousand and zero, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion.

Index
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value as of and for the three and six months ended June 30, 2024 was as follows:

	Outstanding (1)	Unfunded (2)	Total
Balance at March 31, 2024	$—	$—	$—
Increase (decrease) in provision for current expected credit losses	37,421	34,433	71,854
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2024	$37,421	$34,433	$71,854

	Outstanding (1)	Unfunded (2)	Total
Balance at December 31, 2023	$—	$—	$—
Increase (decrease) in provision for current expected credit losses	37,421	34,433	71,854
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2024	$37,421	$34,433	$71,854
(1)As of June 30, 2024, the CECL Reserve related to outstanding balances on loans held at carrying value is recorded within current expected credit loss reserve in the Company’s balance sheets.
(2)As of June 30, 2024, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s balance sheets.
The Company continuously evaluates the credit quality of each loan by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors include property type, geographic and local market dynamics, physical condition, projected cash flow, loan structure and exit plan, loan-to-value ratio, fixed charge coverage ratio, project sponsorship, and other factors deemed necessary. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

Rating	Definition
1	Very Low Risk — Investment exceeds performance expectations. Trends and risk factors since time of investment are favorable.
2	Low Risk — Investment performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.
3	Medium Risk — Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.
4	High Risk/ Potential for Loss — Investment underperforming with the potential of some interest loss. Trends and risk factors are negative.
5	Impaired/ Loss Likely — Investment underperforming with expected loss of interest and full recovery of principal is unlikely.
The risk ratings are primarily based on historical data as well as taking into account future economic conditions.
As of June 30, 2024, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2024	Total
1	$16,209,825	$16,209,825
2	21,383,399	21,383,399
3	—	—
4	—	—
5	—	—
Total	$37,593,224	$37,593,224

Index
5.    COMMITMENTS AND CONTINGENCIES
As of June 30, 2024 and December 31, 2023, the Company had the following commitments to fund various investments:

	As of June 30, 2024	As of December 31, 2023

Total original loan commitments	$57,663,334	$—
Less: drawn commitments	(51,104,610)	—
Total undrawn commitments	$6,558,724	$—
The Company from time to time may be a party to litigation in the normal course of business. The Company investigates these claims as they arise. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. As of June 30, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
6.    SHAREHOLDER’S EQUITY
Conversion
On February 20, 2024, the Company completed a corporate conversion, converting from a Delaware limited liability company to a Maryland corporation. Pursuant to the certificate of incorporation effected in connection with the corporate conversion, the Company’s authorized capital stock consists of 50,000,000 shares of voting Common Stock and 10,000 shares of Preferred Stock (defined below), par value $0.01 per share.
Preferred Stock
As of June 30, 2024 and December 31, 2023, the Company authorized 10,000 and zero shares of preferred stock, par value $0.01 per share (the “Preferred Stock”), respectively, of which none have been issued. The Company’s Board of Directors has the authority, without action by our shareholders, to issue up to 10,000 shares of Preferred Stock in one or more series or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of SUNS’ Common Stock. There were no shares of Preferred Stock designated or outstanding as of June 30, 2024 and December 31, 2023, respectively.
Common Stock
As of June 30, 2024 and December 31, 2023, the Company authorized 50,000,000 and zero shares of Common Stock, respectively, and issued 100 and zero of Common Stock, respectively.
Spin-Off
On July 1, 2024, the SUNS Board approved a forward stock split of shares of the Company’s Common Stock, at a ratio of 68,890.32-for-one (to be effected in the form of a stock dividend for purposes of the Maryland General Corporation Law), pursuant to which 68,890.32 additional shares of SUNS Common Stock shall be issued for each outstanding share of SUNS Common Stock (the “Forward Stock Split”), payable prior to the consummation of the Spin-Off. The Forward Stock Split took effect immediately prior to the distribution of the shares of common stock of SUNS to the shareholders of AFC Gamma common stock.
As a result of the Forward Stock Split, the number of outstanding shares of SUNS Common Stock increased to 6,889,032 shares outstanding as of July 8, 2024.
The Spin-Off was effected by the transfer of AFC Gamma’s CRE portfolio from AFC Gamma to SUNS and the distribution of all of the outstanding shares of SUNS Common Stock to all of AFC Gamma’s shareholders of record as of the close of business on July 8, 2024. AFC Gamma’s shareholders of record as of the Record Date received one share of SUNS Common Stock for every three shares of AFC Gamma common stock held as of the close of business July 8, 2024, the Record Date for the distribution, as well as a cash payment in lieu of any fractional shares. The Spin-Off was completed July 9, 2024. Immediately after the Spin-Off, the Company was no longer a wholly owned subsidiary of AFC Gamma.

Index
7.    EARNINGS PER SHARE
On July 8, 2024, the date of the Spin-Off, all of the outstanding shares of SUNS Common Stock were distributed to AFC Gamma’s shareholders of record as of the close of business on July 8, 2024 and AFC Gamma’s shareholders received one share of SUNS Common Stock for every three shares of AFC Gamma common stock held. As a result, the number of outstanding shares of SUNS Common Stock increased to 6,889,032 shares outstanding as of July 8, 2024. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off. For the three and six months ended June 30, 2024, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Spin-Off, it is assumed that there are no dilutive equity instruments, as there were no equity awards of SUNS outstanding prior to the Spin-Off.
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the three and six months ended June 30, 2024:

	Three months ended June 30, 2024	Six months ended June 30, 2024
Net income attributable to common shareholders	$1,513,743	$3,276,088
Divided by:
Basic and diluted weighted average shares of common stock outstanding	6,889,032	6,889,032
Basic and diluted weighted average earnings per common share	$0.22	$0.48
8.    INCOME TAX
Historically, the Company was a wholly-owned subsidiary of AFC Gamma, and was a disregarded entity for tax purposes. As such, the Company did not file a tax return. The Company’s entire share of taxable income or loss was previously included in the tax return of AFC Gamma. The Company was formed on August 28, 2023 and converted from a Delaware limited liability company to a Maryland corporation in February 2024. The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2024. The Company believes that, commencing with such taxable year, the Company is organized and operated in such manner as to qualify for taxation as a REIT under the U.S. federal income tax laws, and the Company intends to continue to operate in such a manner. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on our continuing to satisfy numerous asset, income, and distribution tests, which in turn depends, in part, on our operating results. The Company will elect to be taxed as a REIT only if the Company believes that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, and that our method of operation will enable us to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for such taxable year and thereafter.
So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on the portion of our taxable income or capital gain that is distributed to stockholders annually. The income tax provision for the Company was zero for the three and six months ended June 30, 2024.
For the three and six months ended June 30, 2024, the Company incurred no expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.
9.    FAIR VALUE
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheets, for which it is practicable to estimate that value.

Index
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim balance sheets as of June 30, 2024:

	As of June 30, 2024
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$11,285,046	$11,285,046
Loans held for investment at carrying value	$37,593,224	$37,612,761
Estimates of fair value for cash and cash equivalents are measured using observable, quoted market prices, or Level 1 inputs. The Company’s loans held for investment are measured using unobservable inputs, or Level 3 inputs.
10.    RELATED PARTY TRANSACTIONS
As of June 30, 2024, SUNS was a wholly-owned subsidiary of AFC Gamma and was externally managed and advised by AFC Management, LLC, (“AFCG’s Manager”), a registered investment adviser under the Advisers Act, and an affiliate of Leonard Tannenbaum, SUNS’ Executive Chairman, and Robyn Tannenbaum, SUNS’ President. Each of the Company’s officers was employed by AFCG’s Manager and certain of the Company’s officers are members of AFCG’s Investment Committee.
Concurrent with the completion of the Spin-Off, SUNS is externally managed by SUNS Manager, an investment adviser with overlapping ownership to AFCG’s Manager and an affiliate of Mr. Tannenbaum and Mrs. Tannenbaum.
Until the completion of the Spin-Off, there was no management fee or incentive fee incurred by the Company.
Management Agreement
On February 22, 2024, SUNS and its external manager, SUNS Manager, entered into a management agreement (the “Management Agreement”), effective upon the listing of SUNS Common Stock. Following the completion of the Spin-Off, the Company is managed by its Board of Directors and the Company’s executive officers and by SUNS Manager, as provided for under our Management Agreement.
Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board.
The Manager receives base management fees (the “Base Management Fees”) that are calculated and payable quarterly in arrears, in an amount equal to 0.375% of the Company’s Equity (as defined in the Management Agreement), subject to certain adjustments, less 50% of the aggregate amount of any other fees (“Outside Fees”), including any agency fees relating to the Company’s loans, but excluding the Incentive Compensation (as defined below) and any diligence fees paid to and earned by the Manager and paid by third parties in connection with the Manager’s due diligence of potential loans.
In addition to the Base Management Fees, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) with respect to each fiscal quarter (or portion thereof that the Management Agreement is in effect) based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s independent directors and approved by a majority of the independent directors.

Index
Administrative Services Agreement
On July 8, 2024, SUNS Manager entered into the Administrative Services Agreement with TCG Services LLC, an affiliate of SUNS Manager, Mr. Tannenbaum and Mrs. Tannenbaum. The Administrative Services Agreement sets forth the terms on which TCG Services LLC will provide SUNS certain administrative services, including providing personnel, office facilities, information technology and other equipment and legal, accounting, human resources, clerical, bookkeeping and record keeping services at such facilities as well as other services. The Company shall pay all of its allocable costs and expenses or shall reimburse the Manager or its affiliates for such expenses paid or incurred on behalf of the Company by the Manager or its affiliates, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement.
Due to Affiliate
Amounts due to an affiliate of the Company as of June 30, 2024 and December 31, 2023 were approximately $2.3 thousand and zero, respectively.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the SUNS Manager or its affiliates, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, SUNS Manager or its affiliates, may from time to time serve as administrative and collateral agents to the lenders under our co-investments. As of June 30, 2024, there were two co-invested loans held by the Company and affiliates of the Company.
11.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim financial statements.
In July 2024, SUNS and an affiliate of SUNS entered into a senior secured credit facility for a total aggregate commitment amount of approximately $35.2 million for the refinance of an active adult multi-family residential rental development in southwest Austin, Texas. SUNS committed a total of approximately $14.1 million and the affiliate committed the remaining approximately $21.1 million. The senior loan was issued at a discount of 1.0% and matures in three years. At closing, the Company funded approximately $11.4 million and the affiliate funded approximately $17.0 million. The loan bears interest at a rate of SOFR plus 4.25%, with a rate index floor of 4.75%. The credit facility is secured by a deed of trust on the property and any deposit and reserve accounts established by the terms of the credit facility. The proceeds of the loan will be used to, among other things, fund the completion of construction and other reserves and refinance existing debt.
In July 2024, SUNS and an affiliate of SUNS entered into a senior secured credit facility for a total aggregate commitment amount of $42.0 million for the refinance of a luxury hotel component of a 20-story mixed-use project in San Antonio, Texas. SUNS committed a total of approximately $27.3 million, and the affiliate committed the remaining $14.7 million. The senior loan was issued at a discount of 1.0% and matures in three years. At closing, the Company funded approximately $25.0 million and the affiliate funded approximately $13.5 million. The loan bears interest at a rate of SOFR plus 6.35%, with a rate index floor of 4.50%. The is secured by a first-priority mortgage on the property and a security interest in all of the equity interests held by the borrower. The proceeds of the credit facility will be used to, among other things, fund the completion of reserves and refinance existing debt.

Index
In August 2024, SUNS and affiliates entered into a $75.0 million senior secured revolving credit facility and a $85.0 million senior secured term credit facility for a total aggregate commitment amount of $160.0 million for the construction of a master-planned single-family residential home community and property development in Palm Beach Gardens, Florida. SUNS committed a total of approximately $18.8 million and $21.3 million to the revolving loan and term loan, respectively, and funded $8.8 million and $18.8 million towards each respective loan at close. Affiliates committed the remaining $56.3 million and $63.8 million towards the revolving loan and term loan, funding $26.3 million and $56.3 million, respectively, at close. The term loan and secured revolver were each issued at a discount of 1.25%. The revolving loan bears interest at a rate of SOFR plus 6.25%, with a rate index floor of 4.0%, and unused fee of 2.0%. The proceeds of the revolving loan will be used to, among other things, fund the completion of reserves, fund home construction costs and refinance existing debt. The term loan bears an interest rate of SOFR plus 8.25%, with a rate index floor of 4.0%. The proceeds of the senior loan will be used to, among other things, fund the completion of construction and other reserves and refinance existing debt. The term loan and the secured revolver each mature in three years. The loans are each secured by senior first mortgage lien on the property and a security interest in all of the equity interests held by the borrower.
Brian Sedrish was appointed as Chief Executive Officer (“CEO”), effective July 1, 2024. In connection with his recent appointment as CEO, the Company granted Mr. Sedrish 36,363 shares of restricted stock, which vest over a three-year period with approximately 33% vesting on each of the first, second and third anniversaries of July 9, 2024.
In August 2024, the Company’s Board of Directors declared a partial quarter cash dividend of $0.21 per common share for the quarter ending September 30, 2024, which will be paid on October 15, 2024 to shareholders of record as of September 30, 2024, and a regular cash dividend of $0.42 per common share for the quarter ending December 31, 2024, which will be paid on January 15, 2025 to shareholders of record as of December 31, 2024.
Spin-Off
On July 9, 2024, Sunrise Realty Trust, Inc. became an independent, publicly traded company, trading on the Nasdaq Capital Market under the symbol “SUNS”. The Spin-Off was effected by the transfer of AFC Gamma’s CRE portfolio, from AFC Gamma to SUNS and the distribution of all of the outstanding shares of SUNS Common Stock to all of AFC Gamma’s shareholders of record as of the close of business on July 8, 2024. AFC Gamma’s shareholders of record as of the Record Date received one share of SUNS Common Stock for every three shares of AFC Gamma common stock held as of the Record Date. AFC Gamma retained no ownership interest in the Company following the Spin-Off. Prior to the Spin-Off, AFC Gamma contributed approximately $115 million to the Company in connection with the Spin-Off, comprised of SUNS’ loan portfolio and cash.
In connection with the Spin-Off, the Company entered into several agreements with AFC Gamma that govern the relationship between the Company and AFC Gamma following the Spin-Off, including the Separation and Distribution Agreement and the Tax Matters Agreement. These agreements provide for the allocation between AFC Gamma and SUNS of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of AFC Gamma and its subsidiaries attributable to periods prior to, at and after the Spin-Off. Moreover, in connection with the Spin-Off, the management of SUNS will be assigned to Sunrise Manager LLC and SUNS entered into a new management agreement with SUNS Manager, which became effective concurrently with the completion of the Spin-Off on July 9, 2024. SUNS Manager also entered into the Administrative Services Agreement with TCG Services LLC, an affiliate of SUNS Manager and Mr. Tannenbaum and Mrs. Tannenbaum.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”), filed by Sunrise Realty Trust, Inc. (the “Company,” “SUNS,” “we,” “us,” and “our”), and the information incorporated by reference in it, or made in other reports and filings with the SEC contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. Some of the statements contained in this Quarterly Report, other than statements of current or historical facts, are forward-looking statements and are based on our current intent, belief, expectations and views of future events. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “can,” “continuing,” “may,” “aim,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “should,” “seeks,” “likely to” or words or phrases of similar meaning. Specifically, this report includes forward-looking statements regarding (i) our portfolio and strategies for the growth of our commercial real estate lending business; (ii) our working capital, liquidity and capital requirements; (iii) potential state and federal legislative and regulatory matters; (iv) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; (v) our expectations regarding our portfolio companies and their businesses, including demand, sales volume, profitability, and future growth; (vi) the amount, collectability and timing of cash flows, if any, from our loans; (vii) our expected ranges of originations and repayments; (viii) estimates relating to our ability to make distributions to our shareholders in the future; and (ix) our investment strategy.
These forward-looking statements reflect management’s current views about future events, and are subject to risks, uncertainties and assumptions. Our actual results may differ materially from the future results and events expressed or implied by the forward-looking statements. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•we have no recent history of operating as an independent company, and our historical and pro forma financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results;
•following the Spin-Off, our financial profile will change, and we will be a smaller, less diversified company than AFC Gamma prior to the Spin-Off;
•the ability of our Manager to locate suitable loan opportunities for us and to monitor and actively manage our portfolio and implement our investment strategy;
•our ability to identify a successful business and investment strategy and execute on our strategy;
•the ability of our Manager to locate suitable loan opportunities for us and to monitor and actively manage our portfolio and implement our investment strategy;
•our expected ranges of originations and repayments;
•the allocation of loan opportunities to us by our Manager;
•our projected operating results;
•changes in general economic conditions, in our industry and in the commercial finance and real estate markets;
•the state of the U.S. economy generally or in specific geographic regions;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the amount, collectability and timing of our cash flows, if any, from our loans;
•our ability to obtain and maintain financing arrangements;
•our expected leverage;
•changes in the value of our loans;
•losses that may arise due to the concentration of our portfolio in a limited number of loans and borrowers;
•our expected investment and underwriting process;
•the rates of default or recovery rates on our loans;

Index
•the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•the availability of investment opportunities in mortgage-related and real estate-related instruments and other securities;
•changes in interest rates and impacts of such changes on our results of operations, cash flows and the market value of our loans;
•interest rate mismatches between our loans and our borrowings used to fund such loans;
•the departure of any of the executive officers or key personnel supporting and assisting us from our Manager or its affiliates;
•impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•our ability to maintain our exemption from registration under the Investment Company Act (as defined below);
•our ability to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•estimates relating to our ability to make distributions to our shareholders in the future;
•our understanding of our competition;
•market trends in our industry, interest rates, real estate values, the securities markets or the general economy;
•we may not achieve some or all of the expected benefits of the Spin-Off;
•that the Distribution will not qualify for tax-free treatment;
•we may have indemnification liabilities to AFC Gamma under the Separation and Distribution Agreement;
•we cannot be certain that an active trading market for SUNS Common Stock will develop or be sustained after the Distribution and, following the Distribution, our stock price may fluctuate significantly;
•we may issue shares of preferred or common stock in the future, which could dilute your percentage ownership of SUNS; and
•shareholder litigation in connection with the Spin-Off, may result in significant costs of defense, indemnification and liability
The above list of factors is not exhaustive or necessarily in order of importance.
Please see the section entitled “Risk Factors” located in our final Information Statement on Form 10, the final version of which was included as Exhibit 99.1 on our Form 8-K filed with the SEC on July 3, 2024, for a further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by applicable law.
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes and other information included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and our Information Statement. This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this Form 10-Q and “Risk Factors” in our Information Statement.

Index
Overview
SUNS is a Maryland corporation that was formed on August 28, 2023, that intends to elect to be treated as a real estate investment trust for federal income tax purposes and that made its first investment in January 2024. As of June 30, 2024, SUNS was led by the management team and external manager of AFC Gamma. Following the Spin-Off, it is led by a veteran team of commercial real estate investment professionals and its external manager, Sunrise Manager LLC, to provide capital solutions to commercial real estate markets in the Southern United States. SUNS’ focus is on originating CRE debt investments and providing capital to high-quality borrowers and sponsors with transitional business plans collateralized by CRE assets with opportunities for near-term value creation, as well as recapitalization opportunities. SUNS intends to create a diversified investment portfolio, targeting investments in senior mortgage loans, mezzanine loans, whole loans, B-notes, CMBS and debt-like preferred equity securities across CRE asset classes. We intend for SUNS’ investment mix to include high quality residential, including multi-family, condominiums and single-family communities, retail, office, hospitality, industrial, mixed use and specialty-use real estate.
Our investment focus will include originating or acquiring loans backed by single assets or portfolios that typically have (i) an investment hold size of approximately $20-100 million, secured by CRE assets, including transitional or construction projects, across diverse property types, (ii) a duration of approximately 3-5 years, (iii) interest rates that are determined periodically on the basis of a floating base lending rate (e.g., SOFR) plus a credit spread, (iv) a loan-to-value (“LTV”) ratio of no greater than approximately 75% on an individual investment basis and (v) no more than approximately 70% loan-to-value across the portfolio, in each case, at the time of origination or acquisition, and will be led by experienced borrowers and well-capitalized sponsors with high quality business plans. Our loans will typically feature origination fees and/or exit fees. Our investments will target mid-teens net internal rate of return (“IRR”). Our anticipated leverage ratio will be 1:1 debt-to-equity.
Spin-Off
On February 22, 2024, AFC Gamma announced a plan to separate into two independent, publicly traded companies— one focused on providing institutional loans to state law compliant cannabis operators in the United States, the other an institutional commercial real estate lender focused on the Southern United States. On July 9, 2024, AFC Gamma completed the separation of its CRE portfolio through the spin-off of SUNS. The Spin-Off was effected by the transfer of AFC Gamma’s CRE portfolio from AFC Gamma to SUNS and the distribution of all of the outstanding shares of SUNS Common Stock to all of AFC Gamma’s shareholders of record as of the close of business on July 8, 2024. AFC Gamma’s shareholders of record as of the Record Date received one share of our Common Stock for every three shares of AFC Gamma common stock held as of the Record Date. AFC Gamma retained no ownership interest in us following the Spin-Off. Prior to the Spin-Off, AFC Gamma contributed approximately $115 million to us in connection with the Spin-Off, comprised of our loan portfolio and cash.
In connection with the Spin-Off, we entered into several agreements with AFC Gamma that govern the relationship between us and AFC Gamma following the Spin-Off, including the Separation and Distribution Agreement and the Tax Matters Agreement. These agreements provide for the allocation between AFC Gamma and SUNS of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of AFC Gamma and its subsidiaries attributable to periods prior to, at and after the Spin-Off. Moreover, concurrent with the completion of the Spin-Off on July 9, 2024, our management agreement with SUNS Manager became effective. SUNS Manager also entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with TCG Services LLC, an affiliate of the Manager and Leonard Tannenbaum, the Company’s Executive Chairman, and Robyn Tannenbaum, the Company’s President.
We adopted the 2024 Stock Incentive Plan (the “Plan”). A summary of the Plan can be found in the Information Statement in the section entitled “Management—2024 Stock Incentive Plan.” Such description is incorporated herein by reference. The description of the foregoing Plan is intended to provide a general description only, is subject to the detailed terms and conditions of, and is qualified in its entirety by reference to the full text of, the Plan, which is attached hereto as Exhibit 10.4, which is incorporated herein by reference.

Index
Effective July 1, 2024, Jodi Hanson Bond and James Fagan resigned from AFCG’s Board of Directors and joined our Board of Directors. Additionally, Alexander Frank was appointed as a director of SUNS and will remain a director of AFCG. In addition, effective July 1, 2024, Leonard Tannenbaum was appointed Executive Chairman of SUNS (and will remain Executive Chairman and Chief Investment Officer of AFC Gamma) Brian Sedrish was appointed Chief Executive Officer, Brandon Hetzel was appointed Chief Financial Officer and Treasurer of SUNS (and will remain the Chief Financial Officer of AFC Gamma), Robyn Tannenbaum was appointed President of SUNS (and will remain the President of AFC Gamma).
During the three and six months ended June 30, 2024, we incurred approximately $0.3 million and $0.6 million related to spin-off costs, which are recorded within professional fees in the unaudited interim statements of operations.
Developments During the Second Quarter June 30, 2024:
Updates to Our Loan Portfolio During the Second Quarter June 30, 2024
In May 2024, the Company and an affiliate of SUNS entered into an amendment to the existing secured mezzanine loan for the mixed-use property in Houston, Texas and purchased approximately $2.5 million of the senior loan, of which approximately $1.3 million has been funded by us and another $1.3 million has been funded by the affiliate. The senior loan bears interest at an annual rate of SOFR plus a 3.48% spread, subject to a SOFR floor of 4.00%, and matures on November 30, 2024. The amendment to the secured mezzanine loan, among other things, (1) extended the maturity date to November 30, 2024 and (2) replenished the interest reserves held by the administrative agent on the loan in an amount of approximately $9.6 million, for the payment of interest and other costs and expenses.
Spin-Off Expenses
During the three months ended June 30, 2024, we incurred approximately $0.3 million in expenses related to spin-off costs, which are recorded within professional fees in the unaudited interim statements of operations.
Recent Developments
In July 2024, SUNS and an affiliate of SUNS entered into a senior secured credit facility for a total aggregate commitment amount of approximately $35.2 million for the refinance of an active adult multi-family residential rental development in southwest Austin, Texas. We committed a total of approximately $14.1 million and the affiliate committed the remaining approximately $21.1 million. The senior loan was issued at a discount of 1.0% and matures in three years. At closing, we funded approximately $11.4 million and the affiliate funded approximately $17.0 million. The loan bears interest at a rate of SOFR plus 4.25%, with a rate index floor of 4.75%. The credit facility is secured by a deed of trust on the property and any deposit and reserve accounts established by the terms of the credit facility. The proceeds of the loan will be used to, among other things, fund the completion of construction and other reserves and refinance existing debt.
In July 2024, SUNS and an affiliate of SUNS entered into a senior secured credit facility for a total aggregate commitment amount of $42.0 million for the refinance of a luxury hotel component of a 20-story mixed-use project in San Antonio, Texas. We committed a total of approximately $27.3 million, and the affiliate committed the remaining $14.7 million. The senior loan was issued at a discount of 1.0% and matures in three years. At closing, we funded approximately $25.0 million and the affiliate funded approximately $13.5 million. The loan bears interest at a rate of SOFR plus 6.35%, with a rate index floor of 4.50%. The is secured by a first-priority mortgage on the property and a security interest in all of the equity interests held by the borrower. The proceeds of the credit facility will be used to, among other things, fund the completion of reserves and refinance existing debt.

Index
In August 2024, SUNS and affiliates entered into a $75.0 million senior secured revolving credit facility and a $85.0 million senior secured term credit facility for a total aggregate commitment amount of $160.0 million for the construction of a master-planned single-family residential home community and property development in Palm Beach Gardens, Florida. We committed a total of approximately $18.8 million and $21.3 million to the revolving loan and term loan, respectively, and funded $8.8 million and $18.8 million towards each respective loan at close. Affiliates committed the remaining $56.3 million and $63.8 million towards the revolving loan and term loan, funding $26.3 million and $56.3 million, respectively, at close. The term loan and secured revolver were each issued at a discount of 1.25%. The revolving loan bears interest at a rate of SOFR plus 6.25%, with a rate index floor of 4.0%, and unused fee of 2.0%. The proceeds of the revolving loan will be used to, among other things, fund the completion of reserves, fund home construction costs and refinance existing debt. The term loan bears an interest rate of SOFR plus 8.25%, with a rate index floor of 4.0%. The proceeds of the senior loan will be used to, among other things, fund the completion of construction and other reserves and refinance existing debt. The term loan and the secured revolver each mature in three years. The loans are each secured by senior first mortgage lien on the property and a security interest in all of the equity interests held by the borrower.
Brian Sedrish was appointed as Chief Executive Officer (“CEO”), effective July 1, 2024. In connection with his recent appointment as CEO, we granted Mr. Sedrish 36,363 shares of restricted stock, which vest over a three-year period with approximately 33% vesting on each of the first, second and third anniversaries of July 9, 2024.
In August 2024, we declared a partial quarter cash dividend of $0.21 per common share for the quarter ending September 30, 2024, which will be paid on October 15, 2024 to shareholders of record as of September 30, 2024, and a regular cash dividend of $0.42 per common share for the quarter ending December 31, 2024, which will be paid on January 15, 2025 to shareholders of record as of December 31, 2024.
Spin-Off
Effective July 9, 2024, AFC Gamma completed the separation of its CRE portfolio through the spin-off of SUNS and we became an independent, publicly traded company, trading on the Nasdaq Capital Market under the symbol “SUNS”. See “—Spin-Off” above.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings (as defined below), book value per share and dividends declared per share.
Non-GAAP Metrics
Distributable Earnings
In addition to using certain financial metrics prepared in accordance with GAAP to evaluate our performance, we also use Distributable Earnings to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Distributable Earnings is a measure that is not prepared in accordance with GAAP. We use these non-GAAP financial measures both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors and shareholders to assess the overall performance of our business using the same tools that our management uses to evaluate our past performance and prospects for future performance. The determination of Distributable Earnings is substantially similar to the determination of Core Earnings under our Management Agreement, provided that Core Earnings is a component of the calculation of any Incentive Compensation earned under the Management Agreement for the applicable time period, and thus, Core Earnings is calculated without giving effect to Incentive Compensation expense, while the calculation of Distributable Earnings accounts for any Incentive Compensation earned for such time period.

Index
We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (iv) increase (decrease) in provision for current expected credit losses, (v) TRS (income) loss, net of any dividends received from TRS and (vi) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors.
We believe providing Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to shareholders in assessing the overall performance of our business. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that shareholders invest in our Common Stock, we generally intend to attempt to pay dividends to our shareholders in an amount at least equal to such REIT taxable income, if and to the extent authorized by our Board. Distributable Earnings is one of many factors considered by our Board in authorizing dividends and, while not a direct measure of net taxable income, over time, the measure can be considered a useful indicator of our dividends.
Distributable Earnings is a non-GAAP financial measure and should not be considered as a substitute for GAAP net income. We caution readers that our methodology for calculating Distributable Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and as a result, our reported Distributable Earnings may not be comparable to similar measures presented by other REITs.
The following table provides a reconciliation of GAAP net (loss) income to Distributable Earnings:

	Three months ended June 30, 2024	Six months ended June 30, 2024
Net income	$1,513,743	$3,276,088
Adjustments to net income:
Stock-based compensation expense	—	—
Depreciation and amortization	—	—
Unrealized (gains) losses, or other non-cash items	—	—
Increase (decrease) in provision for current expected credit losses	71,854	71,854
TRS (income) loss	—	—
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—
Distributable earnings	$1,585,597	$3,347,942
Basic weighted average shares of common stock outstanding (in shares)	6,889,032	6,889,032
Distributable earnings per basic weighted average share	$0.23	$0.49
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our Common Stock as of June 30, 2024 and December 31, 2023 was approximately $7.10 and $4.53, respectively, on a post-split share basis.

Index
Factors Impacting our Operating Results
The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest margin, the market value of our assets and the supply of, and demand for, commercial real estate debt and other financial assets in the marketplace. Our net interest margin, which includes the accretion and amortization of OID, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. Interest rates will vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, some of which cannot be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by our borrowers.
Results of Operations for the three and six months ended June 30, 2024
Since we were formed on August 28, 2023, we do not have results of operations reported for the three and six months ended June 30, 2023; and therefore, have no period to compare results for the three and six months ended June 30, 2024.
Our net income allocable to our common shareholders for the three months ended June 30, 2024, was approximately $1.5 million, or $0.22 per basic weighted average common share. Net income was comprised of interest income earned of approximately $2.0 million. Operating expenses were approximately $0.4 million, mainly relating to approximately $0.3 million in spin-off costs incurred, which are recorded within professional fees in the unaudited interim statements of operations.
Our net income allocable to our common shareholders for the six months ended June 30, 2024, was approximately $3.3 million, or $0.48 per basic weighted average common share. Net income was comprised of interest income earned of approximately $4.0 million. Operating expenses were approximately $0.7 million, mainly relating to approximately $0.6 million in spin-off costs incurred, which are recorded within professional fees in the unaudited interim statements of operations.
Provision for Current Expected Credit Losses
The (increase) decrease in provision for current expected credit losses for the three and six months ended June 30, 2024 was approximately $(71.9) thousand and $(71.9) thousand, respectively. The current expected credit loss reserve balance as of June 30, 2024 was approximately $71.9 thousand, or 0.19%, of our total loans held at carrying value balance of approximately $37.6 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $37.4 thousand and (ii) a liability for unfunded commitments of approximately $34.4 thousand. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.
Loan Portfolio
The below table summarizes our total loan portfolio as of June 30, 2024, unless otherwise specified.

Description	Original Funding Date	Loan Maturity	Current Commitments as of 6/30/2024	% of Total SUNS	Principal Balance as of 6/30/2024	Cash Interest Rate	Fixed/ Floating	YTM(1)
Mixed-use senior mortgage loan (Houston, TX)(2)	1/4/2024	11/30/2024	$16,209,825	36.5%	$16,209,825	20.0%	Floating	24%
Residential subordinate debt (Sarasota, FL)	1/31/2024	5/12/2027	28,188,775	63.5%	21,630,051	13.0%	Fixed	14%
		Subtotal(3)	$44,398,600	100.0%	$37,839,876	16.0%		17%
								Wtd Average

Index
(1)Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan.
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of June 30, 2024 applied through maturity. Actual results could differ from those estimates and assumptions.
(2) Cash interest rate represents a blended rate of differing cash interest rates applicable to each of the senior and subordinate loans to which the Company is a lender under the credit agreements.
(3)The interest subtotal rate is a weighted average rate.
Loans Held for Investment at Carrying Value
As of June 30, 2024 and December 31, 2023, our portfolio included two and zero loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $57.7 million and zero, respectively, and outstanding principal was approximately $37.8 million and zero, respectively, as of June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024, we funded approximately $51.1 million of new loans and additional principal and had approximately $13.3 million of principal repayments of loans held at carrying value. As of June 30, 2024 and December 31, 2023, approximately 43% and zero, respectively, of our loans held at carrying value had floating interest rates. As of June 30, 2024, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a floor of 4.0% and quoted at 5.3%.
The following tables summarize our loans held at carrying value as of June 30, 2024:

	As of June 30, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)	$16,209,825	$—	$16,209,825	0.4
Subordinate debt	21,630,051	(246,652)	21,383,399	2.9
Total loans held at carrying value	$37,839,876	$(246,652)	$37,593,224	1.8
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of June 30, 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$—	$—	$—
New fundings	51,104,610	(281,888)	50,822,722
Accretion of original issue discount	—	35,236	35,236
Loan repayments	(13,264,734)	—	(13,264,734)
Total loans held at carrying value at June 30, 2024	$37,839,876	$(246,652)	$37,593,224

Index
Collateral Overview
Our loans are secured by various types of assets of our borrowers, including real property and certain personal property and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
Our debt investments will primarily be secured by real estate assets that are expected to be diversified across asset classes, including high quality residential, including multi-family, condominiums and single-family communities, retail, office, hospitality, industrial, mixed use and specialty-use real estate.
Upon default of a loan, we may seek to sell the loan to a third party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. If we do not or cannot sell a foreclosed property, we would then come to own and operate it as “real estate owned.”
We may pursue a sale of a defaulted loan if we believe that a sale would yield higher proceeds or that a sale could be accomplished more quickly than a foreclosure proceeding while yielding proceeds comparable to what would be expected from a foreclosure sale. To the extent that we determine that the proceeds are more likely to be maximized through instituting a foreclosure sale or through taking title to the underlying collateral, we will be subject to the rules and regulations under state law that govern foreclosure sales. However, we can provide no assurances that a third party would buy such loans or that the sales price of such loans would be sufficient to recover the outstanding principal balance, accrued interest, and fees.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our shareholders and meet other general business needs. We use significant cash to purchase our target investments, repay principal and interest on our borrowings, make distributions to our shareholders and fund our operations. The sources of financing for our target investments are described below.
Our primary sources of cash generally consist of net proceeds of future debt or equity offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results.
We are negotiating a revolving credit facility with a commercial bank and intend to raise future equity capital and issue debt securities.
As of June 30, 2024 and December 31, 2023, all of our cash was unrestricted and totaled approximately $11.3 million and $31.2 million, respectively.
As of June 30, 2024, we believe that our cash on hand and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
As of the completion of the Spin-Off on July 9, 2024, we had estimated cash and cash equivalents of approximately $67.9 million.
Capital Markets
We intend to raise future equity capital and issue debt securities in order to fund our future investments in loans.
Other Credit Facilities, Warehouse Facilities and Repurchase Agreements
In the future, we may also use other sources of financing to fund the origination or acquisition of our target investments, including other credit facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from three to five years and may accrue interest at either fixed or floating rates.

Index
Cash Flows
The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2024:

Six months ended June 30, 2024
Net income	$3,276,088
Adjustments to reconcile net income to net cash (used in) provided by operating activities and changes in operating assets and liabilities	(77,676)
Net cash provided by (used in) operating activities	3,198,412
Net cash (used in) provided by investing activities	(37,557,988)
Net cash provided by (used in) financing activities	14,400,000
Change in cash and cash equivalents	$(19,959,576)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2024 was approximately $3.2 million, driven by net income of approximately $3.3 million, partially offset by changes in net working capital. The most significant items in working capital were changes in accounts payable and other liabilities of approximately $0.5 million due to the increase in accrual for spin-off costs incurred and changes in interest receivable of approximately $(0.6) million due to the addition of two loans to the portfolio during the six months ended June 30, 2024.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities during the six months ended June 30, 2024 was approximately $(37.6) million, driven by an increase in issuance and fundings on loans of approximately $(50.8) million, partially offset by an increase in principal repayments of loans of approximately $13.3 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2024 was approximately $14.4 million, consisting of net transfers from AFC Gamma.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of June 30, 2024 are as follows:

	As of June 30, 2024
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$—	$6,558,724	$—	$—	$6,558,724
Total	$—	$6,558,724	$—	$—	$6,558,724
As of June 30, 2024, all unfunded commitments were related to our total loan commitments and were available for funding in less than three years.
We may enter into certain contracts that may contain a variety of indemnification obligations. The maximum potential future payment amounts we could be required to pay under these indemnification obligations may be unlimited.
Off-balance sheet commitments consist of unfunded commitments on delayed draw loans. Other than as set forth in this Quarterly Report, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide, nor do we intend to provide, additional funding to any such entities.

Index
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from what was previously disclosed in the Information Statement included as Exhibit 99.1 to the Company’s Registration Statement on Form 10, the final version of which was included as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2024. Many of these accounting policies require judgment and the use of estimates and assumptions when they are applied in the preparation of our financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We intend for our investment mix to include high quality residential, including multi-family, condominiums and single-family communities, retail, office, hospitality, industrial, mixed use and specialty-use real estate. We believe that SUNS Manager’s rigorous investment process on our behalf will enable us to make investments with potential for value creation as we seek to provide capital to strong sponsors with readily executable business plans while endeavoring to implement significant downside protections.
The allocation of capital among our target assets will depend on prevailing market conditions at the time we invest, among other considerations, and may change over time in response to changes in market conditions, including with respect to interest rates and general economic and credit market conditions as well as local economic conditions in markets where we are active.
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheets. As of June 30, 2024 and December 31, 2023, none of our loans held for investment were carried at fair value.
We evaluate our loans on a quarterly basis and fair value is determined by our Board through its independent Audit and Valuation Committee. We use an independent third-party valuation firm to provide input in the valuation of all of our unquoted investments, which we consider along with other various subjective and objective factors in making our evaluations.
Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. To determine fair value using a yield analysis, a current price is imputed for the loan based upon an assessment of the expected market yield for a similarly structured loan with a similar level of risk. In the yield analysis, we consider the current contractual interest rate, the maturity and other terms of the loan relative to risk of the borrower and the specific loan. A key determinant of risk, among other things, is the leverage through the loan relative to the enterprise value of the borrower. As loans held by us are substantially illiquid with no active transaction market, we depend on primary market data, including newly funded loans, as well as secondary market data with respect to high-yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. Changes in market yields, recovery rates, and revenue multiples may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate.
Due to the inherent uncertainty of determining the fair value of loans that do not have a readily available market value, the fair value of our loans may fluctuate from period to period. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize. Further, such loans are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate our investment in a loan in a forced or liquidation sale, we could realize significantly less than the value at which we had recorded such loan investment.

Index
Changes in Market Interest Rates and Effect on Net Interest Income
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations.
Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing. The cost of our borrowings generally will be based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (a) while the yields earned on our leveraged fixed-rate loan assets will remain static, and (b) at a faster pace than the yields earned on our leveraged floating-rate loan assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our target investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of June 30, 2024, we had one floating-rate loan, representing approximately 43% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR subject to a floor of 4.0% and quoted at 5.3%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $0.2 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(0.2) million.
Interest Rate Cap Risk
We originate both fixed and floating rate loans. These are assets in which the loans may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. However, our future borrowing costs pursuant to our potential financing agreements may not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our floating-rate assets would effectively be limited. In addition, floating-rate assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of cash income from such assets in an amount that is less than the amount that we would need to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.
Interest Rate Mismatch Risk
We may fund a portion of our origination of loans, or of loans that we may in the future acquire, with borrowings that are based on various benchmarks, while the interest rates on these assets may be fixed or indexed to SOFR, U.S. prime rate, or another index rate. Accordingly, any increase in an index rate will generally result in an increase in our borrowing costs that would not be matched by fixed-rate interest earnings and may not be matched by a corresponding increase in floating-rate interest earnings. Any such interest rate mismatch could adversely affect our profitability, which may negatively impact distributions to our shareholders.
Our analysis of risks is based on our Manager’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our Manager and our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results.

Index
Credit Risk
We are subject to varying degrees of credit risk in connection with our loans and interest receivable. Our Manager seeks to mitigate this risk by seeking to originate loans, and may in the future acquire loans, of higher quality at appropriate prices given anticipated and unanticipated losses, by employing a comprehensive review and selection process and by proactively monitoring originated and acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.
We expect to be subject to varying degrees of credit risk in connection with holding our portfolio of loans. We will have exposure to credit risk on our commercial real estate loans and other targeted types of loans. Our Manager will seek to manage credit risk by performing deep credit fundamental analysis of potential assets and through the use of non-recourse financing, when and where available and appropriate.
Credit risk will also be addressed through our Manager’s ongoing review, and loans will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a quarterly basis.
Our Investment Guidelines are not subject to any limits or proportions with respect to the mix of target investments that we make or that we may in the future acquire other than as necessary to maintain our exemption from registration under the Investment Company Act and our qualification as a REIT. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our capital that will be invested in any individual target investment at any given time.
Real Estate Risk
Commercial real estate loans are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loan or loans, as the case may be, which could also cause us to suffer losses.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2024, we were not subject to any material legal proceedings.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our final Information Statement. There have been no material changes to the risk factors disclosed in the final Information Statement.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months June 30, 2024, we did not repurchase any shares of our Common Stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2024 to April 30, 2024	—	$—	—	$—
May 1, 2024 to May 31, 2024	—	—	—	—
June 1, 2024 to June 30, 2024	—	—	—	—
	—		—
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Index
Item 6.     Exhibits

Exhibit No.	Description of Exhibits
2.1†
Separation and Distribution Agreement, dated as of July 8, 2024, by and between AFC Gamma, Inc. and Sunrise Realty Trust, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 8, 2024 and incorporated herein by reference).

3.1	Articles of Amendment and Restatement of Sunrise Realty Trust, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on July 3, 2024 and incorporated herein by reference).
3.2
Amended and Restated Bylaws of Sunrise Realty Trust, Inc. (filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12B on May 20, 2024 and incorporated herein by reference).

10.1
Tax Matters Agreement, dated as of July 8, 2024, by and between AFC Gamma, Inc. and Sunrise Realty Trust, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 8, 2024 and incorporated herein by reference).

10.2	Management Agreement (filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12B on May 20, 2024 and incorporated herein by reference).
10.3	Form of Indemnification Agreement (filed as Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form 10-12B on June 10, 2024 and incorporated herein by reference).
10.4§	2024 Stock Incentive Plan (filed as Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10-12B on June 10, 2024 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

§ Management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith
† The registrant has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because such portions are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2024
SUNRISE REALTY TRUST, INC.

	By:	/s/ Brian Sedrish
Brian Sedrish
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)