Form 10-Q
period 2024-09-30
Sunrise Realty Trust, Inc.
filed 2024-11-07
CIK 2012706

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
(561) 530-3315
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SUNS	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 7, 2024
Common stock, $0.01 par value per share	6,925,395

Index
EXPLANATORY NOTE
This Quarterly Report on Form 10-Q of Sunrise Realty Trust, Inc. (the “Company,” “SUNS,” “we,” “us,” and “our”) pertains to the quarterly period ended September 30, 2024. Prior to July 9, 2024, our sole shareholder was Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) (“AFC” or the “Former Parent”). On July 8, 2024, the Company entered into a Separation and Distribution Agreement with AFC, pursuant to which, among other things, AFC contributed to us its commercial real estate portfolio (the “Separation”). On July 9, 2024, following the Separation, AFC completed the spin-off of the Company (the “Spin-Off”) by distributing all of the Company’s outstanding shares to the holders of AFC common stock (the “Distribution”) as of the close of business on July 8, 2024 (the “Record Date”). AFC’s shareholders of record as of the Record Date received one share of SUNS common stock for every three shares of AFC common stock held as of the Record Date. As a result of the Separation, Distribution and Spin-Off, the Company is now an independent, publicly traded company and our common stock is listed under the symbol “SUNS” on the Nasdaq Capital Market.
Effective July 2, 2024, we became subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and will file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). This Quarterly Report on Form 10-Q presents the financial information of the Company for the period ended September 30, 2024, and does not fully reflect what the Company’s results of operations, cash flows and financial condition would have been had it been an independent company during the period January 1, 2024 through July 8, 2024. As a result, neither the discussion of the Company’s results of operations, cash flows and financial condition nor the financial statements set forth herein are necessarily indicative of the Company’s future results of operations, cash flows or financial condition.

Index
SUNRISE REALTY TRUST, INC.
TABLE OF CONTENTS
INDEX

Part I.	Financial Information
Item 1.	Financial Statements	1
	Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1
	Statements of Operations for the three and nine months ended September 30, 2024 (unaudited) and from August 28, 2023 (date of formation) to September 30, 2023 (unaudited)	2
	Statements of Shareholders' Equity for the three and nine months ended September 30, 2024 (unaudited) and from August 28, 2023 (date of formation) to September 30, 2023 (unaudited)	3
	Statement of Cash Flows for the nine months ended September 30, 2024 (unaudited) and from August 28, 2023 (date of formation) to September 30, 2023 (unaudited)	5
	Notes to the Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	35
Part II.	Other Information	35
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	38

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNRISE REALTY TRUST, INC.
BALANCE SHEETS

	As of
	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Loans held for investment at carrying value, net	$96,405,746	$—
Cash and cash equivalents	70,171,119	31,244,622
Interest receivable	1,007,320	—
Prepaid expenses and other assets	250,339	—
Total assets	$167,834,524	$31,244,622

Liabilities
Accrued interest	$43,197	$—
Dividends payable	4,362,999	—
Current expected credit loss reserve	24,327	—
Accrued management and incentive fees	422,238	—
Accrued direct administrative expenses	487,870	—
Accounts payable and other liabilities	355,083	10,000
Line of credit payable to affiliate	50,000,000	—
Total liabilities	55,695,714	10,000
Commitments and contingencies (Note 7)
Shareholders' equity
Member's equity	—	31,234,622
Preferred stock, par value $0.01 per share, 10,000 and 0 shares authorized at September 30, 2024 and December 31, 2023 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 and 0 shares authorized at September 30, 2024 and December 31, 2023 and 6,925,395 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	69,254	—
Additional paid-in capital	114,844,562	—
Accumulated (deficit) earnings	(2,775,006)	—
Total shareholders' equity	112,138,810	31,234,622

Total liabilities and shareholders' equity	$167,834,524	$31,244,622
See accompanying notes to the financial statements

Index
SUNRISE REALTY TRUST, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,	Period from August 28, 2023 to September 30,	Nine months ended September 30,	Period from August 28, 2023 to September 30,
	2024	2023	2024	2023
Revenue
Interest income	$3,220,930	$7,767	$7,226,812	$7,767
Interest expense	(43,197)	—	(43,197)	—
Net interest income	3,177,733	7,767	7,183,615	7,767
Expenses
Management and incentive fees	422,238	—	422,238	—
General and administrative expenses	572,249	—	593,817	—
Stock-based compensation	160,139	—	160,139	—
Professional fees	332,271	—	968,643	—
Total expenses	1,486,897	—	2,144,837	—
Decrease (increase) in provision for current expected credit losses	47,527	—	(24,327)	—
Net income before income taxes	1,738,363	7,767	5,014,451	7,767
Income tax expense	—	—	—	—
Net income	$1,738,363	$7,767	$5,014,451	$7,767

Earnings per common share:
Basic earnings per common share	$0.26	$—	$0.74	$—
Diluted earnings per common share	$0.25	$—	$0.73	$—

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	6,800,500	6,889,032	6,800,500	6,889,032
Diluted weighted average shares of common stock outstanding	6,825,905	6,889,032	6,825,905	6,889,032
See accompanying notes to the financial statements

Index
SUNRISE REALTY TRUST, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended September 30, 2024
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of June 30, 2024	$—	100	$1	$45,399,999	$3,510,710	$48,910,710
Stock-based compensation	—	36,363	364	148,275	—	148,639
Dividends declared on common shares ($0.63 per share)	—	—	—	—	(4,362,999)	(4,362,999)
Issuance of common stock in connection with the Spin-Off	—	6,888,932	68,889	69,296,288	—	69,365,177
Net transfers and distributions (to) from Former Parent	—	—	—	—	(3,661,080)	(3,661,080)
Net income	—	—	—	—	1,738,363	1,738,363
Balance as of September 30, 2024	$—	6,925,395	$69,254	$114,844,562	$(2,775,006)	$112,138,810

Period from August 28, 2023 to September 30, 2023
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of August 28, 2023	$—	—	$—	$—	$—	$—
Net transfers and distributions from (to) Former Parent	21,000,000	—	—	—	—	21,000,000
Net income	7,767	—	—	—	—	7,767
Balance as of September 30, 2023	$21,007,767	—	$—	$—	$—	$21,007,767
See accompanying notes to the financial statements

Index
SUNRISE REALTY TRUST, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Nine months ended September 30, 2024
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of December 31, 2023	$31,234,622	—	$—	$—	$—	$31,234,622
Effect of corporate conversion on member's equity	(31,234,622)	100	1	30,999,999	234,622	—
Stock-based compensation	—	36,363	364	148,275	—	148,639
Dividends declared on common shares ($0.63 per share)	—	—	—	—	(4,362,999)	(4,362,999)
Issuance of common stock in connection with the Spin-Off	—	6,888,932	68,889	69,296,288	—	69,365,177
Net transfers and distributions from (to) Former Parent	—	—	—	14,400,000	(3,661,080)	10,738,920
Net income	—	—	—	—	5,014,451	5,014,451
Balance as of September 30, 2024	$—	6,925,395	$69,254	$114,844,562	$(2,775,006)	$112,138,810

Period from August 28, 2023 to September 30, 2023
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of August 28, 2023	$—	—	$—	$—	$—	$—
Net transfers and distributions from (to) Former Parent	21,000,000	—	—	—	—	21,000,000
Net income	7,767	—	—	—	—	7,767
Balance as of September 30, 2023	$21,007,767	—	$—	$—	$—	$21,007,767
See accompanying notes to the financial statements

Index
SUNRISE REALTY TRUST, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Nine months ended September 30,	Period from August 28, 2023 to September 30,
	2024	2023
Operating activities:
Net income	$5,014,451	$7,767
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase (decrease) in provision for current expected credit losses	24,327	—
Accretion of deferred loan original issue discount and other discounts	(114,395)	—
Stock-based compensation	148,639	—
Interest drawn on loans	(2,428,444)	—
Changes in operating assets and liabilities:
Interest receivable	(1,007,320)	—
Prepaid expenses and other assets	(250,339)	—
Accrued interest	43,197	—
Accrued management and incentive fees	422,238	—
Accrued direct administrative expenses	487,870	—
Accounts payable and other liabilities	345,083	—
Net cash provided by (used in) operating activities	2,685,307	7,767

Cash flows from investing activities:
Issuance of and fundings on loans	(118,775,580)	—
Principal repayment of loans	24,912,673	—
Net cash (used in) provided by investing activities	(93,862,907)	—

Cash flows from financing activities:
Net transfers and distributions from (to) Former Parent	80,104,097	21,000,000
Borrowings on revolving credit facility	50,000,000	—
Net cash provided by (used in) financing activities	130,104,097	21,000,000

Net increase (decrease) in cash and cash equivalents	38,926,497	21,007,767
Cash and cash equivalents, beginning of period	31,244,622	—
Cash and cash equivalents, end of period	$70,171,119	$21,007,767

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$1,255,761	$—
Dividends declared and not yet paid	$4,362,999	$—

Supplemental information:
Interest paid during the period	$—	$—
Income taxes paid during the period	$—	$—
See accompanying notes to the financial statements

Index
SUNRISE REALTY TRUST, INC.
NOTES TO THE FINANCIAL STATEMENTS
As of September 30, 2024
(unaudited)
1.    ORGANIZATION
Sunrise Realty Trust, Inc. (the “Company” or “SUNS”) (f/k/a CRE South LLC) was formed on August 28, 2023, and converted from a Delaware limited liability company to a Maryland corporation in February 2024. The Company is an institutional lender that provides debt capital solutions to the commercial real estate (“CRE”) market in the Southern United States. The Company focuses on originating, underwriting and managing CRE debt investments and providing capital to high-quality borrowers and sponsors with transitional business plans collateralized by CRE assets with opportunities for near-term value creation, as well as recapitalization opportunities. The Company intends to create a diversified investment portfolio, targeting investments in senior mortgage loans, mezzanine loans, B-notes, commercial mortgage-backed securities (“CMBS”) and debt-like preferred equity securities across CRE asset classes. The Company intends for its investment mix to include high quality residential, including multi-family, condominiums and single-family residential communities, retail, office, hospitality, industrial, mixed-use and specialty-use real estate. The Company operates in one operating segment.
SUNS is externally managed and advised by Sunrise Manager LLC (“SUNS Manager” or the “Manager”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company conducts its business through the parent company, Sunrise Realty Trust, Inc., and several subsidiaries. The Company consolidates all of its subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”).
The Company intends to elect to be taxed as a REIT for United States federal income tax purposes under the Internal Revenue Code (the “Code”), commencing with the taxable year ending December 31, 2024. The Company generally will not be subject to United States federal income taxes on its REIT taxable income as long as it annually distributes all of its REIT taxable income prior to the deduction for dividends paid to shareholders and complies with various other requirements as a REIT.
Spin-Off
On July 9, 2024, Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) (“AFC” or the “Former Parent”) announced the completion of the previously announced separation and spin-off of AFC’s CRE portfolio into an independent, publicly traded company, SUNS (the “Spin-Off”). The Spin-Off was effected by the transfer of AFC’s CRE portfolio from AFC to SUNS and the distribution of all of the outstanding shares of SUNS’ common stock, par value $0.01 per share (the “Common Stock”) to all of AFC’s shareholders of record as of the close of business on July 8, 2024 (the “Record Date”). AFC’s shareholders of record as of the Record Date received one share of SUNS Common Stock for every three shares of AFC common stock held as of the Record Date. The Spin-Off was completed on July 9, 2024 (the “Distribution Date”). On the Distribution Date, SUNS became an independent, publicly traded company, trading on the Nasdaq Capital Market under the symbol “SUNS”. AFC retained no ownership interest in the Company following the Spin-Off.
In connection with the Spin-Off, the Company entered into several agreements with AFC that govern the relationship between the Company and AFC following the Spin-Off, including the Separation and Distribution Agreement and the Tax Matters Agreement. These agreements provide for the allocation between AFC and SUNS of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of AFC and its subsidiaries attributable to periods prior to, at and after the Spin-Off. Moreover, in preparation for the Spin-Off, the management of SUNS entered into a new management agreement with SUNS Manager, which became effective concurrently with the completion of the Spin-Off. The Manager also entered into (i) an Administrative Services Agreement (the “Administrative Services Agreement”) with TCG Services LLC, an affiliate of the Manager and Leonard Tannenbaum, the Company’s Executive Chairman, and Robyn Tannenbaum, the Company’s President, and (ii) a Services Agreement (the “Services Agreement”) with SRT Group LLC, an affiliate of the Manager, Mr. Tannenbaum, Mrs. Tannenbaum, Mr. Sedrish and Mr. Hetzel.

Index
2.    SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and the related management’s disclosure and analysis of financial condition and results of operations included in the Company’s final Information Statement included as Exhibit 99.1 to the Company’s Registration Statement on Form 10, initially filed on February 22, 2024, as amended, and declared effective on July 2, 2024 (File No. 001-41971) by the U.S. Securities and Exchange Commission (the “SEC”), the final version of which was included as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2024 (the “Information Statement”).
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
Basis of Presentation
The accompanying unaudited interim financial statements and related notes have been prepared on the accrual basis of accounting in conformity with GAAP and in conformity with the rules and regulations of the SEC applicable to interim financial information. The unaudited interim financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. The historical financial statements of the Company for the periods prior to the completion of the Spin-Off are prepared from AFC’s historical accounting records and are presented on a standalone basis as if the Company’s operations have been conducted independently from AFC.
The aggregate net effect of transactions between the Company and related parties that have been historically settled other than in cash are reflected in the Balance Sheets as Member’s Equity and Shareholder’s Equity and in the Statements of Cash Flows as Net Transfers and Distributions From (to) Former Parent. For additional information, see Note 12, “Related Party Transactions,” and Note 8, “Shareholders’ Equity.”
The current period’s results of operations will not necessarily be indicative of results that ultimately may be realized for the year ending December 31, 2024.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the current expected credit losses (“CECL”).
Recent Accounting Pronouncements
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period. As a result, the Company will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of the Company’s financials to those of other public companies more difficult.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024; early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of the update on the Company’s future financial statements.

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
3.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of September 30, 2024 and December 31, 2023, the Company’s portfolio included six and zero loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $121.6 million and zero, respectively, and outstanding principal was approximately $97.5 million and zero, respectively, as of September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024, the Company funded approximately $122.5 million of new loans and additional principal and had approximately $24.9 million of principal repayments of loans held at carrying value. As of September 30, 2024 and December 31, 2023, approximately 72% and zero, respectively, of the Company’s loans held at carrying value had floating interest rates. As of September 30, 2024, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 4.2% and quoted at 4.8%.
The following table summarizes the Company’s loans held at carrying value as of September 30, 2024:

	As of September 30, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)	$75,179,550	$(915,856)	$74,263,694	2.7
Subordinate debt	22,367,562	(225,510)	22,142,052	2.6
Total loans held at carrying value	$97,547,112	$(1,141,366)	$96,405,746	2.6
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of September 30, 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$—	$—	$—
New fundings	120,031,341	(1,255,761)	118,775,580
Funded interest	2,428,444	—	2,428,444
Accretion of original issue discount	—	114,395	114,395
Loan repayments	(24,912,673)	—	(24,912,673)
Total loans held at carrying value at September 30, 2024	$97,547,112	$(1,141,366)	$96,405,746

Index
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of September 30, 2024 is as follows:

Loan Type	Location	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Interest Rate		Maturity Date(2)	Payment Terms(3)
Senior mortgage loans:
Mixed-use	Houston, TX	$10,629,036	$(56,668)	$10,572,368	16.5%	(4)	2/26/2026	I/O
Residential	Austin, TX	12,079,636	(129,133)	11,950,503	9.1%	(5)	7/3/2027	I/O
Hospitality	San Antonio, TX	25,342,611	(257,833)	25,084,778	11.2%	(6)	8/9/2027	I/O
Residential	PBG, FL	18,262,152	(250,868)	18,011,284	13.1%	(7)	9/1/2027	I/O
Residential	PBG, FL	8,866,115	(221,354)	8,644,761	11.1%	(8)	9/1/2027	I/O
Subordinate debt:
Residential	Sarasota, FL	22,367,562	(225,510)	22,142,052	13.0%	(9)	5/12/2027	I/O
Total loans held at carrying value		$97,547,112	$(1,141,366)	$96,405,746
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
(4)Cash interest rate represents a blended rate of differing cash interest rates applicable to each of the senior and subordinate loans to which the Company is a lender under the credit agreements. The subordinate loan component bears interest at a base interest rate of 15.31% plus SOFR (SOFR floor of 2.42%) and the senior loan component bears interest at a base interest rate of 12.50%. In August 2024, the Company and the borrower entered into an amendment to, among other things, (i) extend the maturity date on both loans from November 2024 to February 2026, (ii) modify the senior loan interest rate from floating (3.48% plus SOFR, SOFR floor of 4.0%) to fixed 12.5% and (iii) include a $12.0 million upsize to the senior loan, of which the Company has commitments for $6.0 million and an affiliate co-investor has commitments for the rest.
(5)Base interest rate of 4.25% plus SOFR (SOFR floor of 4.75%).
(6)Base interest rate of 6.35% plus SOFR (SOFR floor of 4.50%).
(7)Base interest rate of 8.25% plus SOFR (SOFR floor of 4.00%).
(8)Base interest rate of 6.25% plus SOFR (SOFR floor of 4.00%).
(9)Base interest rate of 13.0%.
4.    CURRENT EXPECTED CREDIT LOSSES
The Company estimates its current expected credit losses on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform the “CECL Reserve” using a model that considers multiple datapoints and methodologies that may include discounted cash flows (“DCF”) and other inputs, which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date and expected prepayment, if applicable. Calculation of the CECL Reserve requires loan specific data, which may include the fixed charge coverage ratio, loan-to-value ratio, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to, the expected timing of loan repayments and the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where the Company has deemed the borrower/sponsor to be experiencing financial difficulty, the Company may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance.

Index
As of September 30, 2024, the Company’s CECL Reserve for its loans held at carrying value is approximately $24.3 thousand, or 0.03%, of the Company’s total loans held at carrying value of approximately $96.4 million, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of zero, and a liability for unfunded commitments of approximately $24.3 thousand. The Company made its first investment in January 2024 and therefore did not have a CECL Reserve as of December 31, 2023. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion.
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value as of and for the three and nine months ended September 30, 2024 was as follows:

	Outstanding(1)	Unfunded(2)	Total
Balance at June 30, 2024	$37,421	$34,433	$71,854
(Decrease) increase in provision for current expected credit losses	(37,421)	(10,106)	(47,527)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2024	$—	$24,327	$24,327

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2023	$—	$—	$—
Increase (decrease) in provision for current expected credit losses	—	24,327	24,327
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2024	$—	$24,327	$24,327
(1)As of September 30, 2024, the CECL Reserve related to outstanding balances on loans held at carrying value is recorded within current expected credit loss reserve in the Company’s balance sheets.
(2)As of September 30, 2024, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s balance sheets.
The Company continuously evaluates the credit quality of each loan by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors include property type, geographic and local market dynamics, physical condition, projected cash flow, loan structure and exit plan, loan-to-value ratio, fixed charge coverage ratio, project sponsorship, and other factors deemed necessary by the Company. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

Rating	Definition
1	Very Low Risk — Investment exceeds performance expectations. Trends and risk factors since time of investment are favorable.
2	Low Risk — Investment performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.
3	Medium Risk — Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.
4	High Risk/ Potential for Loss — Investment underperforming with the potential of some interest loss. Trends and risk factors are negative.
5	Impaired/ Loss Likely — Investment underperforming with expected loss of interest, and full recovery of principal is unlikely.
The risk ratings are primarily based on historical data as well as taking into account future economic conditions.

Index
As of September 30, 2024, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2024	Total
1	$10,572,368	$10,572,368
2	85,833,378	85,833,378
3	—	—
4	—	—
5	—	—
Total	$96,405,746	$96,405,746
5.    INTEREST RECEIVABLE
The following table summarizes the interest receivable for the Company as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024	As of December 31, 2023

Interest receivable	$983,034	$—
Unused fees receivable	16,473	—
Other fees receivable	7,813	—
Total interest receivable	$1,007,320	$—
6.    DEBT
Revolving Credit Facility
In September 2024, the Company entered into an unsecured revolving credit agreement (the “Credit Agreement”), by and between the Company, as borrower, and SRT Finance LLC, as agent and lender. SRT Finance LLC is indirectly owned by Leonard M. Tannenbaum, Executive Chairman of the Company's Board of Directors and one of the Company's officers, and Robyn Tannenbaum, President of the Company, along with their family members and associated family trusts. The Credit Agreement provides for an unsecured revolving credit facility (the “SRT Revolving Credit Facility”) with a $50.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the Credit Agreement. Interest is payable on the SRT Revolving Credit Facility at 1-month SOFR (subject to a 3.0% floor) plus a margin of 2.75% (7.60% at September 30, 2024), with a maturity date of December 31, 2025. The Company did not incur any fees or costs related to the origination of the SRT Revolving Credit Facility, and the SRT Revolving Credit Facility does not have any unused fees. As of September 30, 2024, the Company drew on the full amount of the Revolving Credit Facility, resulting in $50.0 million in outstanding borrowings and zero available for borrowing. Interest expense incurred for the three and nine months ended September 30, 2024 was approximately $43.2 thousand. The borrowings were subsequently repaid on October 1, 2024. The SRT Revolving Credit Facility was terminated on November 6, 2024.
7.    COMMITMENTS AND CONTINGENCIES
As of September 30, 2024 and December 31, 2023, the Company had the following commitments to fund various investments:

	As of September 30, 2024	As of December 31, 2023

Total original loan commitments	$121,570,101	$—
Less: drawn commitments	(97,547,112)	—
Total undrawn commitments	$24,022,989	$—

Index
The Company from time to time may be a party to litigation in the normal course of business. The Company investigates these claims as they arise. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. As of September 30, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
8.    SHAREHOLDER’S EQUITY
Corporate Conversion
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
Preferred Stock
As of September 30, 2024 and December 31, 2023, the Company authorized 10,000 and zero shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”), respectively, of which none have been issued. The Company’s Board of Directors (the “Board of Directors”) has the authority, without action by our shareholders, to issue up to 10,000 shares of Preferred Stock in one or more series or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of SUNS’ Common Stock. There were no shares of Preferred Stock designated or outstanding as of September 30, 2024 and December 31, 2023, respectively.
Common Stock
As of September 30, 2024 and December 31, 2023, the Company authorized 50,000,000 and zero shares of Common Stock, respectively, and issued 6,925,395 and zero shares of Common Stock, respectively.
Spin-Off
On July 1, 2024, the Board of Directors approved a forward stock split of shares of the Company’s Common Stock, at a ratio of 68,890.32-for-one (to be effected in the form of a stock dividend for purposes of the Maryland General Corporation Law), pursuant to which 68,890.32 additional shares of the Company’s Common Stock were issued for each outstanding share of the Company’s Common Stock (the “Forward Stock Split”), payable prior to the consummation of the Spin-Off. The Forward Stock Split took effect immediately prior to the distribution of the shares of the Company’s common stock to the shareholders of AFC common stock.
As a result of the Forward Stock Split, the number of outstanding shares of the Company’s Common Stock increased to 6,889,032 shares outstanding as of July 9, 2024, of which 88,685 were restricted shares at the time of Spin-Off.
The Spin-Off was effected by the transfer of AFC’s CRE portfolio from AFC to SUNS and the distribution of all of the outstanding shares of SUNS Common Stock to all of AFC’s shareholders of record as of the close of business on July 8, 2024. AFC’s shareholders of record as of the Record Date received one share of SUNS Common Stock for every three shares of AFC common stock held as of the close of business on July 8, 2024, the Record Date for the distribution, as well as a cash payment in lieu of any fractional shares. The Spin-Off was completed on July 9, 2024. Immediately after the Spin-Off, the Company was no longer a wholly owned subsidiary of AFC.
On July 9, 2024, AFC non-vested restricted stock awards that were outstanding on the Distribution Date were converted into AFC restricted stock awards and SUNS restricted stock awards. Upon completion of the Spin-Off, the AFC restricted stock awards were converted into 88,685 shares of SUNS restricted stock. The vesting schedule remains the same as the original awards.

Index
Stock Incentive Plan
The Company has established the 2024 Stock Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s Common Stock or units of Common Stock. The 2024 Plan retains flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has granted, and currently intends to continue to grant, restricted stock awards to participants in the 2024 Plan, but it may also grant any other type of award available under the 2024 Plan in the future. Persons eligible to receive awards under the 2024 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, employees of the Manager and certain directors, consultants and other service providers to the Company or any of its subsidiaries.
In July 2024, the Board of Directors approved grants of 36,363 shares of restricted stock to Brian Sedrish in connection with his appointment as CEO, which vest over a three-year period with approximately 33% vesting on each of the first, second and third anniversaries of July 9, 2024.
As of September 30, 2024, there were 36,363 shares of restricted stock granted under the 2024 Plan.
As of September 30, 2024, the maximum number of shares of the Company’s Common Stock that may be delivered pursuant to awards under the 2024 Plan (the “Share Limit”) equals 551,122 shares. Shares that are subject to or underlie awards that expire or, for any reason, are cancelled, terminated, forfeited, fail to vest or are not paid or delivered under the 2024 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2024 Plan.
The stock-based compensation expense for the Company was approximately $0.2 million for the three and nine months ended September 30, 2024 and zero during the period from August 28, 2023 to September 30, 2023, respectively.
The following table summarizes restricted stock (i) converted upon Spin-Off, (ii) granted, (iii) vested and (iv) forfeited for the Company’s directors and officers and employees of the Manager as of September 30, 2024. There was no stock award activity during the period from August 28, 2023 (date of formation) to December 31, 2023.

As of September 30, 2024
Converted upon Spin-Off	88,685
Granted	36,363
Vested	(805)
Forfeited	—
Balance	124,243
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity as of and during the nine months ended September 30, 2024:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of July 9, 2024(1)	88,685	$13.00
Granted	36,363	13.75
Vested	(805)	21.64
Forfeited	—	—
Balance as of September 30, 2024	124,243	$13.16
(1)Effective date of conversion upon Spin-Off.
The total fair value of shares vested during the three and nine months ended September 30, 2024 was approximately $11.8 thousand. During the three months ended September 30, 2024, 36,363 shares of restricted stock were granted with a weighted-average grant date fair value of $13.75. There were no shares of restricted stock that were granted or that vested during the period from August 28, 2023 to September 30, 2023.

Index
As of September 30, 2024, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.23 years.
9.    EARNINGS PER SHARE
In connection with the Spin-Off, all of the outstanding shares of the Company’s Common Stock were distributed to AFC’s shareholders of record as of the close of business on July 8, 2024 and AFC’s shareholders received one share of the Company’s Common Stock for every three shares of AFC common stock held. As a result, on July 9, 2024, the Company had 6,889,032 shares of Common Stock outstanding. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off. For periods prior to the Spin-Off, there were no dilutive equity instruments, as there were no equity awards of the Company outstanding prior to the Spin-Off. After the Spin-Off, actual outstanding shares are used to calculate both basic and diluted weighted average number of common shares outstanding.
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the three and nine months ended September 30, 2024 and for the period from August 28, 2023 to September 30, 2023:

	Three months ended September 30,	Period from August 28, 2023 to September 30,	Nine months ended September 30,	Period from August 28, 2023 to September 30,
	2024	2023	2024	2023

Net income attributable to common shareholders	$1,738,363	$7,767	$5,014,451	$7,767
Divided by:
Basic weighted average shares of common stock outstanding	6,800,500	6,889,032	6,800,500	6,889,032
Weighted average unvested restricted stock	25,405	—	25,405	—
Diluted weighted average shares of common stock outstanding	6,825,905	6,889,032	6,825,905	6,889,032
Basic weighted average earnings per common share	$0.26	$—	$0.74	$—
Diluted weighted average earnings per common share	$0.25	$—	$0.73	$—
Diluted earnings per common share was computed using the treasury stock method for restricted stock. Diluted weighted average earnings per common share excluded 33,998 and 33,998 weighted average unvested restricted stock due to anti-dilutive effect for the three and nine months ended September 30, 2024, respectively, and zero for the period from August 28, 2023 to September 30, 2023.
10.    INCOME TAX
Prior to the Spin-Off, the Company was a wholly-owned subsidiary of AFC, and was a disregarded entity for tax purposes. As such, the Company did not file a tax return. The Company’s entire share of taxable income or loss was previously included in the tax return of AFC. The Company was formed on August 28, 2023 and converted from a Delaware limited liability company to a Maryland corporation in February 2024. The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2024. The Company believes that, commencing with such taxable year, the Company is organized and operated in such manner as to qualify for taxation as a REIT under the U.S. federal income tax laws, and the Company intends to continue to operate in such a manner. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on our continuing to satisfy numerous asset, income, and distribution tests, which in turn depends, in part, on our operating results. The Company will elect to be taxed as a REIT only if the Company believes that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, and that our method of operation will enable us to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for such taxable year and thereafter.

Index
So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on the portion of our taxable income or capital gain that is distributed to stockholders annually. The income tax provision for the Company was zero for the three and nine months ended September 30, 2024.
For the three and nine months ended September 30, 2024, the Company incurred no expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.
11.    FAIR VALUE
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheets, for which it is practicable to estimate that value.
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim balance sheets as of September 30, 2024:

	As of September 30, 2024
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$70,171,119	$70,171,119
Loans held for investment at carrying value	$96,405,746	$96,668,539
Estimates of fair value for cash and cash equivalents are measured using observable, quoted market prices, or Level 1 inputs. The Company’s loans held for investment are measured using unobservable inputs, or Level 3 inputs.
12.    RELATED PARTY TRANSACTIONS
Management Agreement
On February 22, 2024, the Company and the Manager, entered into a management agreement (the “Management Agreement”), effective upon the listing of the Company’s Common Stock. Following the completion of the Spin-Off on July 9, 2024, the Company is managed by its Board of Directors and the Company’s executive officers and by SUNS Manager, as provided for under our Management Agreement.
Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Company’s Board of Directors.
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

Index
In addition to the Base Management Fees, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) with respect to each fiscal quarter (or portion thereof that the Management Agreement is in effect) based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the Management Agreement as, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the independent directors.
There was no Incentive Compensation incurred for the three and nine months ended September 30, 2024 or during the period from August 28, 2023 to September 30, 2023.
Administrative Services Agreement
In July 2024, SUNS Manager entered into the Administrative Services Agreement with TCG Services LLC, an affiliate of SUNS Manager, Mr. Tannenbaum and Mrs. Tannenbaum. The Administrative Services Agreement sets forth the terms on which TCG Services LLC will provide SUNS certain administrative services, including providing personnel, office facilities, information technology and other equipment and legal, accounting, human resources, clerical, bookkeeping and record keeping services at such facilities as well as other services.
Services Agreement
In July 2024, SUNS Manager entered into a Services Agreement with SRT Group LLC, an affiliate of SUNS Manager, Mr. Tannenbaum, Mrs. Tannenbaum, Mr. Sedrish and Mr. Hetzel. The Services Agreement sets forth the terms on which SRT Group LLC will provide SUNS its investment personnel.
The Company is required to pay all of its allocable costs and expenses and reimburse the Manager or its affiliates for such expenses paid or incurred on behalf of the Company by the Manager or its affiliates, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement.
Until the completion of the Spin-Off, there were no Base Management Fees or Incentive Fees incurred by the Company. The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2024 and for the period from August 28, 2023 to September 30, 2023:

	Three months ended September 30,	Period from August 28, 2023 to September 30,	Nine months ended September 30,	Period from August 28, 2023 to September 30,
	2024	2023	2024	2023
Affiliate costs
Base management fees	$422,238	$—	$422,238	$—
Incentive fees earned	—	—	—	—
General and administrative expenses reimbursable to Manager	492,870	—	492,870	—
Total	$915,108	$—	$915,108	$—
Amounts payable to the Company’s Manager as of September 30, 2024 and December 31, 2023 were approximately $0.9 million and zero, respectively.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the SUNS Manager or its affiliates, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, SUNS Manager or its affiliates, may from time to time serve as administrative and collateral agents to the lenders under our co-investments. As of September 30, 2024, there were six co-invested loans held by the Company and affiliates of the Company.

Index
Unsecured Revolving Credit Facility with Affiliate
The Company entered the Revolving Credit Facility with SRT Finance LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. Refer to Note 6 for more information.
13.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2024. No dividends were declared during the period from August 28, 2023 to September 30, 2023:

	Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

Regular cash dividend	8/14/2024	9/30/2024	10/15/2024	$0.21	$1,454,333
Regular cash dividend	8/14/2024	12/31/2024	1/15/2025	0.42	2,908,666
2024 Period Subtotal				$0.63	$4,362,999
14.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim financial statements.
New Loan
In November 2024, the Company and affiliated co-investors entered into a whole loan (the “Whole Loan”) consisting of an aggregate of $96.0 million in loan commitments. The property securing the loan is a development site and related condominium project located in Fort Lauderdale, Florida. The proceeds are expected to be used to commence and facilitate construction.
The Company committed a total of $30.0 million and affiliated co-investors committed $60.0 million, with the remaining $6.0 committed by an unaffiliated investor (the “Originating Lender”). At closing, the Company funded approximately $3.6 million and the affiliated co-investors funded approximately $7.2 million and the Originating Lender funded approximately $0.7 million. The Whole Loan is split into a Senior Loan and Mezzanine Loan, each with two A-Notes ($62.4 million of the total commitment amount) and two B-Notes ($33.6 million of the total commitment amount, of which $6.0 million was committed by the Originating Lender). The A-Notes bear interest at a rate of SOFR plus 4.75%, with a rate index floor of 4.75%. The B-Notes bear interest at a rate of SOFR plus 11.00%, with a rate index floor of 4.75%. The A-Notes and B-Notes were issued at a discount of 1.0% and mature in 26 months, subject to two, six-month extension options.
Revolving Credit Facility
On November 6, 2024, the Company entered into the Loan and Security Agreement (the “Revolving Credit Agreement”) by and among the Company, the lenders party thereto (the “Lenders”), and East West Bank, as Agent, Joint Lead Arranger, Joint Book Runner, Co-Syndication Agent and Co-Documentation Agent.
The Revolving Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) with $50.0 million in initial aggregate commitments, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided in the Revolving Credit Agreement. Pursuant to the terms of the Revolving Credit Agreement, the amount of total commitments may be increased to up to $200.0 million in aggregate, subject to available borrowing base and lenders’ willingness to provide additional commitments. The Revolving Credit Facility has a maturity date of November 8, 2027.
Interest is payable on the Revolving Credit Facility in cash in arrears at the rate per annum of SOFR plus 2.75%, with a SOFR floor of 2.63%; provided, however, that the interest rate will increase by an additional 0.25% during any Increase Rate Month (as defined in the Revolving Credit Agreement).

Index
The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75,000 agent fee payable to the agent and an 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average cash balance exceeds the minimum balance required per the Revolving Credit Agreement.
The Revolving Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merger or consolidate or make dispositions of assets. In addition, the Company and its subsidiaries are subject to certain financial covenants, including a liquidity and debt service coverage ratio covenant.
The Revolving Credit Facility is guaranteed by certain material subsidiaries of the Company and is secured by substantially all assets of the Company and certain of its material subsidiaries; provided that upon the meeting of certain conditions, the facility will be secured only by certain assets of the Company comprising of or relating to loan obligations designed for inclusion in the borrowing base.
Relationships
Certain of the lenders and their affiliates may in the future engage in investment banking, commercial banking and other financial advisory and commercial dealings with the Company and its affiliates.
Termination of SRT Revolving Credit Facility
On November 6, 2024, in conjunction with the entry by the Company into the Revolving Credit Facility, the Company terminated the unsecured revolving credit agreement (the “Credit Agreement”) dated September 26, 2024, by and between the Company, as borrower, and SRT Finance LLC, as agent and lender. Upon execution of the Revolving Credit Facility, the lenders’ commitments under the Credit Agreement were terminated and the liability of the Company and its subsidiaries with respect to their obligations under the Credit Agreement was discharged.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”), filed by Sunrise Realty Trust, Inc. (the “Company,” “SUNS,” “we,” “us,” and “our”), and the information incorporated by reference herein, or made in other reports and filings with the SEC contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. Some of the statements contained in this Quarterly Report, other than statements of current or historical facts, are forward-looking statements and are based on our current intent, belief, expectations and views of future events. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “can,” “continuing,” “may,” “aim,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “should,” “seeks,” “likely to” or words or phrases of similar meaning. Specifically, this report includes forward-looking statements regarding (i) our portfolio and strategies for the growth of our commercial real estate lending business; (ii) our working capital, liquidity and capital requirements; (iii) potential state and federal legislative and regulatory matters; (iv) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; (v) the amount, collectability and timing of cash flows, if any, from our loans; (vi) our expected ranges of originations and repayments; (vii) estimates relating to our ability to make distributions to our shareholders in the future; and (viii) our investment strategy.
These forward-looking statements reflect management’s current views about future events, and are subject to risks, uncertainties and assumptions. Our actual results may differ materially from the future results and events expressed or implied by the forward-looking statements. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•we have limited history of operating as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results;
•our ability to identify a successful business and investment strategy and execute on our strategy;
•the ability of our Manager to locate suitable loan opportunities for us and to monitor and actively manage our portfolio and implement our investment strategy;
•our ability to meet our expected ranges of originations and repayments;
•the allocation of loan opportunities to us by our Manager;
•changes in general economic conditions, in our industry and in the commercial finance and commercial real estate markets;
•the state of the U.S. economy generally or in specific geographic regions in which we operate, including as a result of the impact of natural disasters;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the amount, collectability and timing of our cash flows, if any, from our loans;
•our ability to obtain and maintain financing arrangements;
•our expected leverage;
•changes in the value of our loans;
•losses that may be exacerbated due to the concentration of our portfolio in a limited number of loans and borrowers;
•our expected investment and underwriting process;
•the rates of default or recovery rates on our loans;
•the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•the availability of investment opportunities in mortgage-related and real estate-related instruments and other securities;

Index
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
•the impact of a changing interest rate environment;
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
•that the Distribution will not qualify for tax-free treatment;
•we may have indemnification liabilities to AFC under the Separation and Distribution Agreement;
•there had been no public market for SUNS Common Stock prior to the Distribution and an active trading market may not be sustained or be liquid in the future, which may cause the market price of SUNS Common Stock to decline significantly and make it difficult for investors to sell their shares;
•we may issue shares of preferred or common stock in the future, which could dilute your percentage ownership of SUNS; and
•litigation, including costs associated with prosecuting or defending claims and any adverse outcomes.
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

Index
Overview
SUNS is a Maryland corporation that was formed on August 28, 2023, that intends to elect to be treated as a real estate investment trust for U.S. federal income tax purposes and that made its first investment in January 2024. We are led by a veteran team of commercial real estate investment professionals and our external manager, Sunrise Manager LLC. We conduct our business through our parent company, Sunrise Realty Trust, Inc., and several subsidiaries. We consolidate all of our subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”). We are an institutional lender that provides debt capital solutions to CRE markets in the Southern United States. SUNS’ focus is on originating CRE debt investments and providing capital to high-quality borrowers and sponsors with transitional business plans collateralized by CRE assets with opportunities for near-term value creation, as well as recapitalization opportunities. SUNS intends to create a diversified investment portfolio, targeting investments in senior mortgage loans, mezzanine loans, B-notes, CMBS and debt-like preferred equity securities across CRE asset classes. We intend for SUNS’ investment mix to include high quality residential, including multi-family, condominiums and single-family residential communities, retail, office, hospitality, industrial, mixed-use and specialty-use real estate.
Our investment focus includes originating or acquiring loans backed by single assets or portfolios of assets that typically have (i) an investment hold size of approximately $15-100 million, secured by CRE assets, including transitional or construction projects, across diverse property types, (ii) a duration of approximately 2-5 years, (iii) interest rates that are determined periodically on the basis of a floating base lending rate (e.g., SOFR) plus a credit spread, (iv) a loan-to-value (“LTV”) ratio of no greater than approximately 75% on an individual investment basis and (v) no more than approximately 75% LTV across the portfolio, in each case, at the time of origination or acquisition, and are led by experienced borrowers and well-capitalized sponsors with high quality business plans. Our loans typically feature origination fees and/or exit fees. We target a portfolio net internal rate of return (“IRR”) in the low-teens, which we aim to be in the mid-teens after including total interest and other revenue from the portfolio, including loans funded from drawing on our leverage, net of our interest expense from our portfolio lenders. We are also targeting a near- to mid-term target capitalization of one-third equity, one-third secured debt availability and one-third unsecured debt. We do not expect to be fully drawn on our anticipated secured debt availability and, as a result, we are targeting an expected leverage ratio of 1.5:1 debt-to-equity.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period. As a result, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult.
We could remain an “emerging growth company” for up to five years from our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Index
Spin-Off
On February 22, 2024, AFC announced a plan to separate into two independent, publicly traded companies— one focused on providing institutional loans to state law compliant cannabis operators in the United States, the other an institutional commercial real estate lender focused on the Southern United States. On July 9, 2024, AFC completed the separation of its CRE portfolio through the spin-off of SUNS. The Spin-Off was effected by the transfer of AFC’s CRE portfolio from AFC to SUNS and the distribution of all of the outstanding shares of SUNS Common Stock to all of AFC’s shareholders of record as of the close of business on July 8, 2024. AFC’s shareholders of record as of the Record Date received one share of our Common Stock for every three shares of AFC common stock held as of the Record Date. AFC retained no ownership interest in us following the Spin-Off. Prior to the Spin-Off, AFC contributed approximately $114.8 million to us in connection with the Spin-Off, comprised of our loan portfolio and cash.
In connection with the Spin-Off, we entered into several agreements with AFC that govern the relationship between us and AFC following the Spin-Off, including the Separation and Distribution Agreement and the Tax Matters Agreement. These agreements provide for the allocation between AFC and SUNS of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of AFC and its subsidiaries attributable to periods prior to, at and after the Spin-Off. Moreover, concurrent with the completion of the Spin-Off on July 9, 2024, our management agreement with SUNS Manager became effective. SUNS Manager also entered into (i) an Administrative Services Agreement (the “Administrative Services Agreement”) with TCG Services LLC, an affiliate of the Manager and Leonard Tannenbaum, the Company’s Executive Chairman, and Robyn Tannenbaum, the Company’s President, and (ii) a Services Agreement (the “Services Agreement”) with SRT Group LLC, an affiliate of SUNS Manager, Mr. Tannenbaum, Mrs. Tannenbaum, Mr. Sedrish and Mr. Hetzel.
We adopted the 2024 Stock Incentive Plan (the “2024 Plan”). A summary of the 2024 Plan can be found in the Information Statement in the section entitled “Management—2024 Stock Incentive Plan.” Such description is incorporated herein by reference. The description of the foregoing 2024 Plan is intended to provide a general description only, is subject to the detailed terms and conditions of, and is qualified in its entirety by reference to the full text of, the 2024 Plan, which is attached hereto as Exhibit 10.4, which is incorporated herein by reference.
Effective July 1, 2024, Jodi Hanson Bond and James Fagan resigned from AFC’s Board of Directors and joined our Board of Directors. Additionally, Alexander Frank was appointed as a director of SUNS and remained a director of AFC. In addition, effective July 1, 2024, Leonard Tannenbaum was appointed Executive Chairman of SUNS (and remained Executive Chairman and Chief Investment Officer of AFC) and Brian Sedrish was appointed Chief Executive Officer and director of SUNS. Brandon Hetzel continues in his role as Chief Financial Officer and Treasurer of SUNS (and remains the Chief Financial Officer of AFC) and Robyn Tannenbaum continues in her role as President of SUNS (and remains the President of AFC).
During the three and nine months ended September 30, 2024, we incurred approximately $0.0 million and $0.6 million, respectively, related to Spin-Off costs, which are recorded within professional fees in the unaudited interim statements of operations.
Developments During the Third Quarter ended September 30, 2024:
Spin-Off
Effective July 9, 2024, AFC completed the separation of its CRE portfolio through the spin-off of SUNS and we became an independent, publicly traded company, trading on the Nasdaq Capital Market under the symbol “SUNS”. See “—Spin-Off” above.
Updates to Our Loan Portfolio During the Third Quarter ended September 30, 2024
In August 2024, the Company and an affiliate of SUNS entered into amendments to the existing secured mezzanine and senior loan credit agreements for the mixed-use property in Houston, Texas. The amendments, among other things, (i) extended the maturity date on both loans from November 2024 to February 2026, (ii) modified the senior loan interest rate from floating (3.48% plus SOFR, SOFR floor of 4.0%) to fixed 12.5% and (iii) included a $12.0 million upsize to the senior loan, of which we have commitments for $6.0 million and the affiliate co-investor has commitments for the rest.

Index
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
In July 2024, SUNS and an affiliate of SUNS entered into a senior secured credit facility for a total aggregate commitment amount of $42.0 million for the refinance of a luxury hotel component of a 20-story mixed-use project in San Antonio, Texas. We committed a total of approximately $27.3 million, and the affiliate committed the remaining $14.7 million. The senior loan was issued at a discount of 1.0% and matures in three years. At closing, we funded approximately $25.0 million and the affiliate funded approximately $13.5 million. The loan bears interest at a rate of SOFR plus 6.35%, with a rate index floor of 4.50%. The loan is secured by a first-priority mortgage on the property and a security interest in all of the equity interests held by the borrower. The proceeds of the credit facility will be used to, among other things, fund the completion of reserves and refinance existing debt.
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
Revolving Credit Facility
In September 2024, we entered into the SRT Revolving Credit Facility. The SRT Revolving Credit Facility provides for a $50.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the Credit Agreement. Interest is payable on the SRT Revolving Credit Facility at 1-month SOFR (subject to a 3.0% floor) plus a margin of 2.75% (7.60% at September 30, 2024), with a maturity date of December 31, 2025. The SRT Revolving Credit Facility was terminated on November 6, 2024.
Dividends Declared Per Share
For the nine months ended September 30, 2024, we declared the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
August 14, 2024	September 30, 2024	October 15, 2024	$0.21	$1.5	million
August 14, 2024	December 31, 2024	January 15, 2025	0.42	2.9	million
2024 Period Subtotal			$0.63	$4.4	million
Recent Developments
In November 2024, SUNS and affiliated co-investors entered into a whole loan (the “Whole Loan”) consisting of an aggregate of $96.0 million in loan commitments. The property securing the loan is a development site and related condominium project located in Fort Lauderdale, Florida. The proceeds are expected to be used to commence and facilitate construction.

Index
We committed a total of $30.0 million and affiliated co-investors committed $60.0 million, with the remaining $6.0 committed by an unaffiliated investor (the “Originating Lender”). At closing, we funded approximately $3.6 million and the affiliated co-investors funded approximately $7.2 million and the Originating Lender funded approximately $0.7 million. The Whole Loan is split into a Senior Loan and Mezzanine Loan, each with two A-Notes ($62.4 million of the total commitment amount) and two B-Notes ($33.6 million of the total commitment amount, of which $6.0 million was committed by the Originating Lender). The A-Notes bear interest at a rate of SOFR plus 4.75%, with a rate index floor of 4.75%. The B-Notes bear interest at a rate of SOFR plus 11.00%, with a rate index floor of 4.75%. The A-Notes and B-Notes were issued at a discount of 1.0% and mature in 26 months, subject to two, six-month extension options.
On November 6, 2024, we entered into the Loan and Security Agreement (the “Revolving Credit Agreement”) by and among us, the lenders party thereto (the “Lenders”), and East West Bank, as Agent, Joint Lead Arranger, Joint Book Runner, Co-Syndication Agent and Co-Documentation Agent.
The Revolving Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) with $50.0 million in initial aggregate commitments, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided in the Revolving Credit Agreement. Pursuant to the terms of the Revolving Credit Agreement, the amount of total commitments may be increased to up to $200.0 million in aggregate, subject to available borrowing base and lenders’ willingness to provide additional commitments. The Revolving Credit Facility has a maturity date of November 8, 2027.
Interest is payable on the Revolving Credit Facility in cash in arrears at the rate per annum of SOFR plus 2.75%, with a SOFR floor of 2.63%; provided, however, that the interest rate will increase by an additional 0.25% during any Increase Rate Month (as defined in the Revolving Credit Agreement).
We are required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75,000 agent fee payable to the agent and an 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average cash balance exceeds the minimum balance required per the Revolving Credit Agreement.
The Revolving Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to incur liens, incur indebtedness, make certain restricted payments, merger or consolidate or make dispositions of assets. In addition, the Company and its subsidiaries are subject to certain financial covenants, including a liquidity and debt service coverage ratio covenant.
The Revolving Credit Facility is guaranteed by certain material subsidiaries of the Company and is secured by substantially all assets of the Company and certain of its material subsidiaries; provided that upon the meeting of certain conditions, the facility will be secured only by certain assets of the Company comprising of or relating to loan obligations designed for inclusion in the borrowing base.
The description above is only a summary of the material provisions of the Revolving Credit Agreement and is qualified in its entirety by reference to the Revolving Credit Agreement, a copy of which is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q and incorporated by reference herein.
On November 6, 2024, in conjunction with the entry by the Company into the Revolving Credit Facility, we terminated the unsecured revolving credit agreement (the “Credit Agreement”) dated September 26, 2024, by and between us, as borrower, and SRT Finance LLC, as agent and lender. Upon execution of the Revolving Credit Facility, the lenders’ commitments under the Credit Agreement were terminated and the liability of the Company and its subsidiaries with respect to their obligations under the Credit Agreement was discharged.
Relationships
Certain of the lenders and their affiliates may in the future engage in investment banking, commercial banking and other financial advisory and commercial dealings with the Company and its affiliates.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings (as defined below), book value per share and dividends declared per share.

Index
Non-GAAP Metrics
Distributable Earnings
In addition to using certain financial metrics prepared in accordance with GAAP to evaluate our performance, we also use Distributable Earnings to evaluate our performance, excluding the effects of certain transactions and GAAP adjustments we believe are not necessarily indicative of our current loan activity and operations. Distributable Earnings is a measure that is not prepared in accordance with GAAP. We use these non-GAAP financial measures both to explain our results to shareholders and the investment community and in the internal evaluation and management of our businesses. Our management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors and shareholders to assess the overall performance of our business using the same tools that our management uses to evaluate our past performance and prospects for future performance. The determination of Distributable Earnings is substantially similar to the determination of Core Earnings under our Management Agreement, provided that Core Earnings is a component of the calculation of any Incentive Compensation earned under the Management Agreement for the applicable time period. Thus, Core Earnings is calculated without giving effect to Incentive Compensation expense, while the calculation of Distributable Earnings accounts for any Incentive Compensation earned for such time period.
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
We believe providing Distributable Earnings on a supplemental basis to our net income as determined in accordance with GAAP is helpful to shareholders in assessing the overall performance of our business. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of such taxable income. Given these requirements and our belief that dividends are generally one of the principal reasons that shareholders invest in our Common Stock, we generally intend to attempt to pay dividends to our shareholders in an amount at least equal to such REIT taxable income, if and to the extent authorized by our Board of Directors. Distributable Earnings is one of many factors considered by our Board of Directors in authorizing dividends and, while not a direct measure of net taxable income, over time, the measure can be considered a useful indicator of our dividends.
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

Index
The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Three months ended September 30,	Period from August 28, 2023 to September 30,	Nine months ended September 30,	Period from August 28, 2023 to September 30,
	2024	2023	2024	2023

Net income	$1,738,363	$7,767	$5,014,451	$7,767
Adjustments to net income:
Stock-based compensation expense	160,139	—	160,139	—
Depreciation and amortization	—	—	—	—
Unrealized (gains) losses, or other non-cash items	—	—	—	—
(Decrease) increase in provision for current expected credit losses	(47,527)	—	24,327	—
TRS (income) loss	—	—	—	—
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—	—	—
Distributable earnings	$1,850,975	$7,767	$5,198,917	$7,767
Basic weighted average shares of common stock outstanding	6,800,500	6,889,032	6,800,500	6,889,032
Distributable earnings per basic weighted average share	$0.27	$0.00	$0.76	$0.00
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our Common Stock as of September 30, 2024 and December 31, 2023 was approximately $16.19 and $4.53, respectively, on a post-split share basis. The September 30, 2024 book value per share of our Common Stock includes a reduction in book value due to the declaration of the fourth quarter dividend, declared on August 14, 2024. The book value per share of our Common Stock as of September 30, 2024 would have been $16.61, absent the declaration of the fourth quarter dividend.
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
Results of Operations for the three and nine months ended September 30, 2024
We were formed on August 28, 2023 with limited operational activity during the period from August 28, 2023 to September 30, 2023. We did not make our first investment until January 2024; and therefore, have no period to compare results for the three and nine months ended September 30, 2024.
Our net income allocable to our common shareholders for the three months ended September 30, 2024, was approximately $1.7 million, or $0.26 per basic weighted average common share. Net interest income was comprised of interest income earned of approximately $3.2 million, net of interest expense of approximately $(43.2) thousand.

Index
For the three months ended September 30, 2024, operating expenses were approximately $1.5 million, mainly relating to approximately $0.6 million in general and administrative expenses, $0.3 million in professional fees and $0.4 million in management fees. Concurrent with the completion of the Spin-Off on July 9, 2024, our Management Agreement with SUNS Manager became effective. As a result of this agreement, SUNS management fee was approximately $0.4 million and no incentive fee was incurred for the three months ended September 30, 2024. Reimbursable shared expenses under the Management Agreement were approximately $0.5 million for the three months ended September 30, 2024. Other costs within professional fees related to legal, audit, and board of director fees.
Our net income allocable to our common shareholders for the nine months ended September 30, 2024, was approximately $5.0 million, or $0.74 per basic weighted average common share. Net interest income was comprised of interest income earned of approximately $7.2 million, net of interest expense of approximately $(43.2) thousand.
For the nine months ended September 30, 2024, operating expenses were approximately $2.1 million, mainly relating to approximately $0.6 million in general and administrative expenses, $1.0 million in professional fees and $0.4 million in management fees. As a result of our Management Agreement with SUNS Manager, SUNS management fee was approximately $0.4 million and no incentive fee was incurred for the nine months ended September 30, 2024. Reimbursable shared expenses under the Management Agreement were approximately $0.5 million for the nine months ended September 30, 2024. Professional fees included approximately $0.6 million in spin-off costs incurred during the nine months ended September 30, 2024. Other costs within professional fees related to legal, audit, and board of director fees.
Stock-based compensation was approximately $0.2 million for the three and nine months ended September 30, 2024, driven by restricted stock awards granted and restricted stock awards converted as part of the Spin-Off.
Provision for Current Expected Credit Losses
The decrease (increase) in provision for current expected credit losses for the three and nine months ended September 30, 2024 was approximately $47.5 thousand and $(24.3) thousand, respectively. The CECL Reserve balance as of September 30, 2024 was approximately $24.3 thousand, or 0.03%, of our total loans held at carrying value balance of approximately $96.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of zero and (ii) a liability for unfunded commitments of approximately $24.3 thousand. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Index
Loan Portfolio
The table below summarizes our total loan portfolio as of September 30, 2024, unless otherwise specified.

Loan Type	Location		Original Funding Date	Loan Maturity	Current Commitments as of 9/30/2024	% of Total SUNS	Principal Balance as of 9/30/2024	Cash Interest Rate	Fixed/ Floating	Amortization During Term	YTM(1)
Senior mortgage loans:
Mixed-use	Houston, TX	(2)	1/4/2024	2/26/2026	$11,994,037	9.8%	$10,629,036	16.5%	Floating	No	20%
Residential	Austin, TX		7/3/2024	7/3/2027	14,087,288	11.6%	12,079,636	9.1%	Floating	No	10%
Hospitality	San Antonio, TX		7/31/2024	8/9/2027	27,300,000	22.5%	25,342,611	11.2%	Floating	No	13%
Residential	PBG, FL	(3)	8/5/2024	9/1/2027	21,250,000	17.5%	18,262,152	13.1%	Floating	No	13%
Residential	PBG, FL	(3)	8/5/2024	9/1/2027	18,750,000	15.4%	8,866,115	11.1%	Floating	No	12%
Subordinate debt:
Residential	Sarasota, FL		1/31/2024	5/12/2027	28,188,776	23.2%	22,367,562	13.0%	Fixed	No	14%
				Subtotal(4)	$121,570,101	100.0%	$97,547,112	12.3%			13%
											Wtd Average
(1)Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan.
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain PIK interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of September 30, 2024 applied through maturity. Actual results could differ from those estimates and assumptions.
(2)Cash interest rate represents a blended rate of differing cash interest rates applicable to each of the senior and subordinate loans to which the Company is a lender under the credit agreements. The subordinate loan component bears interest at a base interest rate of 15.31% plus SOFR (SOFR floor of 2.42%) and the senior loan component bears interest at a base interest rate of 12.50%.
(3)This loan is structured as a senior term loan and home construction revolver, of which the proceeds will be used to fund varying development projects. Under each credit facility, the borrower is able to re-draw funds after repayment through maturity.
(4)The interest subtotal rate is a weighted average rate.
Loans Held for Investment at Carrying Value
As of September 30, 2024 and December 31, 2023, our portfolio included six and zero loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $121.6 million and zero, respectively, and outstanding principal was approximately $97.5 million and zero, respectively, as of September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024, we funded approximately $122.5 million of new loans and additional principal and had approximately $24.9 million of principal repayments of loans held at carrying value. As of September 30, 2024 and December 31, 2023, approximately 72% and zero, respectively, of our loans held at carrying value had floating interest rates. As of September 30, 2024, these floating benchmark rates included one-month SOFR subject to a weighted average floor of 4.2% and quoted at 4.8%.

Index
The following tables summarize our loans held at carrying value as of September 30, 2024:

	As of September 30, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)	$75,179,550	$(915,856)	$74,263,694	2.7
Subordinate debt	22,367,562	(225,510)	22,142,052	2.6
Total loans held at carrying value	$97,547,112	$(1,141,366)	$96,405,746	2.6
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of September 30, 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$—	$—	$—
New fundings	120,031,341	(1,255,761)	118,775,580
Funded interest	2,428,444	—	2,428,444
Accretion of original issue discount	—	114,395	114,395
Loan repayments	(24,912,673)	—	(24,912,673)
Total loans held at carrying value at September 30, 2024	$97,547,112	$(1,141,366)	$96,405,746
Collateral Overview
Our loans are secured by various types of assets of our borrowers, including real property and certain personal property and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
Our debt investments will primarily be secured by real estate assets that are expected to be diversified across asset classes, including high quality residential, including multi-family, condominiums and single-family residential communities, retail, office, hospitality, industrial, mixed-use and specialty-use real estate.
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

Index
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
Our primary sources of cash generally consist of net proceeds of future debt or equity offerings, debt financing, including borrowings under our Revolving Credit Facility, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results.
As of September 30, 2024 and December 31, 2023, all of our cash was unrestricted and totaled approximately $70.2 million and $31.2 million, respectively.
As of September 30, 2024, we believe that our cash on hand, capacity available under our Revolving Credit Facility and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Given the nature of our business, we constantly explore both the public and private capital markets to raise capital, subject to market and other considerations. We intend to raise future equity capital and issue debt securities in order to fund our future investments in loans.
Revolving Credit Facility
On September 26, 2024, we entered into the SRT Revolving Credit Facility with a $50.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the Credit Agreement. Interest is payable on the SRT Revolving Credit Facility at 1-month SOFR (subject to a 3.0% floor) plus a margin of 2.75% (7.60% at September 30, 2024), with a maturity date of December 31, 2025. We did not incur any fees or costs related to the origination of the SRT Revolving Credit Facility, and the SRT Revolving Credit Facility does not have any unused fees. As of September 30, 2024, we drew on the full amount of the Revolving Credit Facility, resulting in $50.0 million in outstanding borrowings and zero available for borrowing. The borrowings were subsequently repaid on October 1, 2024. The SRT Revolving Credit Facility was terminated on November 6, 2024.
The Revolving Credit Facility contains aggregate commitments of $50.0 million, with a maturity date of November 8, 2027, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Facility). Interest is payable on the Revolving Credit Facility at the rate per annum of SOFR plus 2.75%, with a SOFR floor of 2.63%; provided, however, that the interest rate will increase by an additional 0.25% during any Increase Rate Month (as defined in the Revolving Credit Agreement).
The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75,000 agent fee payable to the agent and an 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average cash balance exceeds the minimum balance required per the Revolving Credit Agreement.

Index
The amount of total commitments under the Revolving Credit Facility may be increased to up to $200.0 million in aggregate, subject to available borrowing base and lenders’ willingness to provide additional commitments. The Revolving Credit Facility is guaranteed by certain material subsidiaries of the Company and is secured by substantially all assets of the Company and certain of its material subsidiaries; provided that upon the meeting of certain conditions, the facility will be secured only by certain assets of the Company comprising of or relating to loan obligations designed for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including a liquidity and debt service coverage ratio covenant.
Other Credit Facilities, Warehouse Facilities and Repurchase Agreements
In the future, we may also use other sources of financing to fund the origination or acquisition of our target investments, including other credit facilities and other secured and unsecured forms of borrowing. These financings may be collateralized or non-collateralized and may involve one or more lenders. We expect that these facilities will typically have maturities ranging from two to five years and may accrue interest at either fixed or floating rates.
Cash Flows
The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2024 and during the period from August 28, 2023 to September 30, 2023:

	Nine months ended September 30, 2024	Period from August 28, 2023 to September 30, 2023
Net cash provided by (used in) operating activities	$2,685,307	$7,767
Net cash (used in) provided by investing activities	(93,862,907)	—
Net cash provided by (used in) financing activities	130,104,097	21,000,000
Change in cash and cash equivalents	$38,926,497	$21,007,767
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2024 was approximately $2.7 million, compared to approximately $7.8 thousand for the period from August 28, 2023 to September 30, 2023. The increase of approximately $2.7 million during the period from August 28, 2023 to September 30, 2023 to the nine months ended September 30, 2024 was primarily due to an increase in net income of approximately $5.0 million, partially offset by changes in net working capital. The most significant items in working capital were an increase in non-cash interest income capitalized of $(2.4) million, an increase in interest receivable of approximately $(1.0) million, increase in prepaid expenses and other assets of approximately $(0.3) million, partially offset by an increase in accrued management and incentive fees of $0.4 million, increase in accrued direct administrative expenses of $0.5 million and increase in accounts payable and other liabilities of approximately $0.3 million.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2024 was approximately $(93.9) million, compared to zero for the period from August 28, 2023 to September 30, 2023. The decrease of approximately $(93.9) million was primarily due to an increase in issuance and fundings on loans of approximately $(118.8) million, partially offset by an increase in principal repayments of loans of approximately $24.9 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2024 was approximately $130.1 million, compared to $21.0 million for the period from August 28, 2023 to September 30, 2023. The increase of approximately $109.1 million during the period from August 28, 2023 to September 30, 2023 to the nine months ended September 30, 2024 was primarily due to an increase in net transfers and distributions from our Former Parent of approximately $59.1 million and an increase of $50.0 million in borrowings on the revolving credit facility.

Index
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of September 30, 2024 are as follows:

	As of September 30, 2024
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$—	$24,022,989	$—	$—	$24,022,989
Total	$—	$24,022,989	$—	$—	$24,022,989
As of September 30, 2024, all unfunded commitments were related to our total loan commitments and were available for funding in less than three years.
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
Dividends
We intend to elect to be taxed as a REIT for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2024, and, as such, intend to annually distribute to our shareholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid and excluding our net capital gain. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year and (iii) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our shareholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our shareholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our shareholders and pay tax at regular corporate rates on the retained net capital gain. The shareholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we will accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.
To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may be required to fund distributions from working capital or through equity, equity-related or debt financings or, in certain circumstances, asset sales, as to which our ability to consummate transactions in a timely manner on favorable terms, or at all, cannot be assured, or we may make a portion of the Required Distribution in the form of a taxable stock distribution or distribution of debt securities.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We intend for our investment mix to include high quality residential, including multi-family, condominiums and single-family residential communities, retail, office, hospitality, industrial, mixed-use and specialty-use real estate. We believe that SUNS Manager’s rigorous investment process on our behalf will enable us to make investments with potential for value creation as we seek to provide capital to strong sponsors with readily executable business plans while endeavoring to implement significant downside protections.
The allocation of capital among our target assets will depend on prevailing market conditions at the time we invest, among other considerations, and may change over time in response to changes in market conditions, including with respect to interest rates and general economic and credit market conditions as well as local economic conditions in markets where we are active.
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheets. As of September 30, 2024 and December 31, 2023, none of our loans held for investment were carried at fair value.
We evaluate our loans on a quarterly basis and fair value is determined by our Board of Directors through its independent Audit and Valuation Committee. We use an independent third-party valuation firm to provide input in the valuation of all of our unquoted investments, which we consider along with other various subjective and objective factors in making our evaluations.
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of September 30, 2024, we had five floating-rate loans, representing approximately 72% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR subject to a weighted average floor of 4.2% and quoted at 4.8%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $0.7 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(0.4) million.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2024, we were not subject to any material legal proceedings.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our final Information Statement. There have been no material changes to the risk factors disclosed in the final Information Statement.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2024, we did not repurchase any shares of our Common Stock.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On November 6, 2024, the Company entered into the Revolving Credit Facility. The Revolving Credit Facility contains initial aggregate commitments of $50.0 million from one or more FDIC-insured banking institutions, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Facility). Interest is payable on the Revolving Credit Facility in cash in arrears at the rate per annum of SOFR plus 2.75%, with a SOFR floor of 2.63%; provided, however, that the interest rate will increase by an additional 0.25% during any Increase Rate Month (as defined in the Revolving Credit Agreement).
The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75,000 agent fee payable to the agent and an 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average cash balance exceeds the minimum balance required per the Revolving Credit Agreement.
The amount of total commitments under the Revolving Credit Facility may be increased to up to $200.0 million in aggregate, subject to available borrowing base and lenders’ willingness to provide additional commitments. The Revolving Credit Facility is guaranteed by certain material subsidiaries of the Company and is secured by substantially all assets of the Company and certain of its material subsidiaries; provided that upon the meeting of certain conditions, the facility will be secured only by certain assets of the Company comprising of or relating to loan obligations designed for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including a liquidity and debt service coverage ratio covenant.
Relationships
Certain of the lenders and their affiliates may in the future engage in investment banking, commercial banking and other financial advisory and commercial dealings with the Company and its affiliates.

Index
Please refer to Note 14 to the Company’s unaudited financial statements for more information.

Index
Item 6.     Exhibits

Exhibit No.	Description of Exhibits
2.1
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

10.2	Management Agreement (filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12B on May 20, 2024 and incorporated herein by reference).
10.3	Form of Indemnification Agreement (filed as Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form 10-12B on June 10, 2024 and incorporated herein by reference).
10.4§	2024 Stock Incentive Plan (filed as Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10-12B on June 10, 2024 and incorporated herein by reference).
10.5§*	Form of 2024 Stock Incentive Plan Restricted Stock Agreement.
10.6	Unsecured Revolving Credit Agreement, dated September 26, 2024, by and between Sunrise Realty Trust, Inc., as borrower, and SRT Finance LLC, as agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 26, 2024 and incorporated herein by reference).
10.7*	Loan and Security Agreement, dated as of November 6, 2024, among Sunrise Realty Trust, Inc., the lenders party thereto, and East West Bank, as Agent, Joint Lead Arranger, Joint Book Runner, Co-Syndication Agent and Co-Documentation Agent.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

§ Management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2024
SUNRISE REALTY TRUST, INC.

	By:	/s/ Brian Sedrish
Brian Sedrish
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)