Form 10-K
period 2024-12-31
Sunrise Realty Trust, Inc.
filed 2025-03-06
CIK 2012706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not traded on any national securities exchange or in the over-the-counter market, and was not held by any non-affiliates. Therefore, the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date was $0. The registrant’s common stock began trading on the Nasdaq Capital Market (the “Nasdaq”) on July 10, 2024 under the symbol “SUNS.”

Class	Outstanding at March 1, 2025
Common stock, $0.01 par value per share	13,421,494
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2025) are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”), filed by Sunrise Realty Trust, Inc. (the “Company,” “SUNS,” “we,” “us,” and “our”), and the information incorporated by reference herein, or made in other reports, filings with the SEC, and press releases contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. These forward-looking statements are based on our current intent, belief, expectations and views of future events. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “can,” “continuing,” “may,” “aim,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “should,” “seeks,” “likely to” or words or phrases of similar meaning. Specifically, this Annual Report includes forward-looking statements regarding (i) our portfolio and strategies for the growth of our commercial real estate lending business; (ii) our working capital, liquidity and capital requirements; (iii) potential state and federal legislative and regulatory matters; (iv) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; (v) the amount, collectability and timing of cash flows, if any, from our loans; (vi) our expected ranges of originations and repayments; (vii) estimates relating to our ability to make distributions to our shareholders in the future; and (viii) our investment strategy.
These forward-looking statements reflect management’s current views about future events, and are subject to risks, uncertainties and assumptions. Our actual results may differ materially from the future results and events expressed or implied by the forward-looking statements. Key factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:
•our ability to identify a successful business and investment strategy and execute on our strategy;
•the ability of our Manager to locate suitable loan opportunities for us and to monitor and actively manage our portfolio and implement our investment strategy;
•our ability to meet our expected ranges of originations and repayments;
•our ability to obtain our target mix of loan and collateral types with our expected ranges of yields;
•the allocation of loan opportunities to us by our Manager and our ability to close those loans;
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
•the state of the U.S. economy generally or in the specific geographic regions in which we operate, including as a result of the impact of natural disasters;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the amount, collectability and timing of our cash flows, if any, from our loans;
•our ability to obtain and maintain competitive financing arrangements;
•our ability to achieve our expected leverage;
•changes in the value of our loans;
•losses that may be exacerbated due to the concentration of our portfolio in a limited number of loans and borrowers;
•our investment and underwriting process;
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
•the impact of a changing interest rate environment on our results of operations, cash flows and the market value of our loans;
•our ability to maintain our exemption from registration under the Investment Company Act of 1940 (the “Investment Company Act”);
•our ability to qualify and maintain our qualification as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes;
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
•use of proceeds of our securities offerings; and
•litigation, including costs associated with prosecuting or defending claims and any adverse outcomes.
The above list of factors is not exhaustive or necessarily in order of importance.
Please see “Item 1A. Risk Factors” within this Annual Report on Form 10-K for further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this Annual Report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by applicable law.

PART I
Item 1.    Business
The following description of the business of Sunrise Realty Trust, Inc. should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024.
Unless the context otherwise requires, the terms “SUNS,” “we,” “us,” or “our” refers to Sunrise Realty Trust, Inc.
Overview
SUNS is a Maryland corporation that was formed on August 28, 2023, that intends to elect to be treated as a real estate investment trust for U.S. federal income tax purposes and that made its first investment in January 2024. SUNS is an integral part of the platform of affiliated asset managers under the Tannenbaum Capital Group (“TCG”). We are led by a veteran team of commercial real estate investment professionals and our external manager, Sunrise Manager LLC (our “Manager”), which, alongside other TCG platform asset managers pursuing similar or adjacent opportunities, are supported by the marketing, reporting, legal and other non-investment support services provided by the team of professionals within the TCG platform. Our and our Manager’s relationship with TCG provide us with investment opportunities through a robust relationship network of commercial real estate owners, operators and related businesses as well as significant back-office personnel to assist in management of loans.
Our focus is on originating and investing in secured commercial real estate (“CRE”) loans and providing capital to high-quality borrowers and sponsors with transitional business plans collateralized by CRE assets with opportunities for near-term value creation, as well as recapitalization opportunities. SUNS intends to further diversify its investment portfolio, targeting investments in senior mortgage loans, mezzanine loans, B-notes, commercial mortgage-backed securities (“CMBS”) and debt-like preferred equity securities across CRE asset classes. We intend for SUNS’ investment mix to include loans secured by high quality residential (including multi-family, condominiums and single-family residential communities), retail, office, hospitality, industrial, mixed-use and specialty-use real estate.
Our investment focus includes originating or acquiring loans backed by single assets or portfolios of assets that typically have (i) an investment hold size of approximately $15-100 million, secured by CRE assets, including transitional or construction projects, across diverse property types, (ii) a duration of approximately 2-5 years, (iii) interest rates that are determined periodically on the basis of a floating base lending rate (e.g., Secured Overnight Financing Rate (“SOFR”)) plus a credit spread, (iv) a loan-to-value (“LTV”) ratio of no greater than approximately 75% on an individual investment basis and (v) no more than approximately 75% LTV across the portfolio, in each case, at the time of origination or acquisition, and are led by experienced borrowers and well-capitalized sponsors with high quality business plans. Our loans typically feature origination fees and/or exit fees. We target a portfolio net internal rate of return (“IRR”) in the low-teens, which we believe may increase to the mid-teens after including total interest and other revenue from the portfolio, including loans funded from drawing on our leverage, net of our interest expense from our portfolio lenders. We are also targeting a near to mid-term target capitalization of one-third equity, one-third secured debt availability and one-third unsecured debt. We do not expect to be fully drawn on our secured debt availability and, as a result, we are targeting an expected leverage ratio of 1.5:1 debt-to-equity.
Spin-Off
On February 22, 2024, Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) (“AFC” or the “Former Parent”) announced a plan to separate into two independent, publicly traded companies. Prior to the Spin-Off (as defined below), the Company held AFC’s CRE portfolio as a wholly-owned subsidiary of AFC. On July 9, 2024, AFC completed the separation of its CRE portfolio (the “Separation”) through the spin-off of the Company from AFC (the “Spin-Off”) through a pro-rata distribution of all of the outstanding shares of our common stock to all of AFC’s shareholders of record (the “Distribution”) as of the close of business on July 8, 2024 (the “Record Date”). AFC’s shareholders of record as of the Record Date received one share of our common stock for every three shares of AFC common stock held as of the Record Date. The Spin-Off was completed on July 9, 2024 (the “Distribution Date”). On the Distribution Date, SUNS became an independent, publicly traded company, trading on the Nasdaq Capital Market under the symbol “SUNS.” AFC retained no ownership interest in us following the Spin-Off. Prior to the Spin-Off, AFC contributed cash to us, bringing our total net assets, comprised of cash and our CRE portfolio, to approximately $114.8 million in connection with the Spin-Off.
In connection with the Spin-Off, we entered into several agreements with AFC that govern the relationship between us and AFC following the Spin-Off, including a separation and distribution agreement (the “Separation and Distribution Agreement”) and a tax matters agreement (the “Tax Matters Agreement”). These agreements provide for the allocation between AFC and us of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of AFC and its subsidiaries attributable to periods prior to, at and after the Spin-Off. Moreover, concurrent with the completion of the Spin-Off on July 9, 2024, our management agreement with our Manager (the “Management Agreement”) became effective.
Our Manager entered into an administrative services agreement (the “Administrative Services Agreement”) with TCG Services LLC (“TCG Services”), that sets forth the terms on which TCG Services provides certain administrative services, including providing personnel, office facilities, information technology and other equipment and legal, accounting, human resources, clerical, bookkeeping and record keeping services at such facilities and other services that are necessary or useful for us. TCG Services is an affiliate of our Manager and Leonard Tannenbaum, our Executive Chairman, and Robyn Tannenbaum, our President. Our Manager also entered into a Services Agreement (the “Services Agreement”) with SRT Group LLC (“SRT Group”), an affiliate of our Manager, Mr. Tannenbaum, Mrs. Tannenbaum, Brian Sedrish, our Chief Executive Officer, and Brandon Hetzel, our Chief Financial Officer and Treasurer. The Services Agreement sets forth the terms on which SRT Group provides investment personnel to us.
Effective July 1, 2024, Jodi Hanson Bond and James Fagan resigned from AFC’s Board of Directors and joined our Board of Directors (our “Board”). Additionally, Alexander Frank was appointed as a director of the Company and remains a director of AFC. In addition, effective July 1, 2024, Leonard M. Tannenbaum was appointed as our Executive Chairman (and remains Chairman of AFC) and Brian Sedrish was appointed as our Chief Executive Officer and as a member of our Board. Brandon Hetzel continued in his role as our Chief Financial Officer and Treasurer (and remains the Chief Financial Officer and Treasurer of AFC), and Robyn Tannenbaum continued in her role as our President (and remains the President and Chief Investment Officer of AFC).
Investment Objective
We seek to generate strong risk-adjusted returns by originating and investing in CRE assets located in the Southern U.S., including ground-up development and recapitalization transactions, with an emphasis on direct origination of loans with borrowers. Returns are anticipated to be generated through a combination of current and/or accrued interest payments, origination and exit fees, minimum multiple-of-capital payments and extension and other fees. We intend to primarily invest in senior mortgage loans, mezzanine loans, B-notes, CMBS and debt-like preferred equity securities across CRE asset classes.
We seek to lend to experienced borrowers in order to: (i) finance acquisitions, (ii) refinance existing indebtedness, (iii) fund value-add and transitional business plans, or (iv) provide portfolio-level liquidity solutions directly or via purchases of existing loans. We expect that our investments will typically have the following characteristics:
•target deal size of $15 million to $250 million;
•investment hold size of $15 million to $100 million;
•secured by CRE assets, including transitional or construction projects, across diverse property types;
•located primarily within markets in the Southern U.S. benefiting from economic tailwinds with growth potential;
•interest rates that are determined periodically on the basis of a floating base lending rate (e.g., SOFR) plus a credit spread;
•no more than approximately 75% LTV on an individual investment basis and no more than approximately 75% LTV across the portfolio, in each case, at the time of origination or acquisition;
•duration of approximately 2-5 years;
•origination fees and/or exit fees;
•significant downside protections; and
•experienced borrowers and well-capitalized sponsors with high quality business plans.
Our portfolio of investments will target low-teens net IRR, which we aim to increase to the mid-teens after including total interest and other revenue from the portfolio, including loans funded from drawing on our leverage, net of our interest expense from our portfolio lenders.
Our investment program will primarily include senior mortgage loans, mezzanine loans, B-notes, CMBS and debt-like preferred equity securities. We may originate or purchase the above types of investments and hold them to maturity. We may also originate a whole loan and subsequently create a mezzanine loan by partnering with a senior lender (likely a national or regional bank, or an insurance company), who will acquire the senior portion of the loan from us. We believe that this structure would allow us to deliver enhanced returns to our investors while providing competitive financing rates to our borrowers.
The allocation of capital among our target assets will depend on prevailing market conditions at the time we invest and may change over time in response to changes in prevailing market conditions, including with respect to interest rates and general economic and credit market conditions as well as local economic conditions in markets where we are active.
Southern U.S.
Our investments are primarily concentrated in those states/districts that SUNS considers to be part of the Southern U.S. Those states/districts include AL, AR, DE, FL, GA, KY, LA, MD, MS, NC, OK, SC, TN, TX, VA, WV and D.C. Within its targeted geographic region, we expect that the following states, which are and are expected to continue exhibiting above average population and employment growth, will represent a greater share of the overall geographic exposure: GA, FL, NC, SC, TN and TX.
Commercial Real Estate Sub-Industries
With respect to investment type, the specific commercial real estate sub-industries that SUNS intends to primarily invest in include multi-family, condominiums, retail, office, hospitality, industrial, mixed-use and specialty-use real estate.
Credit Quality
We believe that our Manager’s rigorous investment process on our behalf will enable us to make investments with potential for value creation as we seek to provide capital to strong sponsors with readily executable business plans while endeavoring to implement significant downside protections.
Current and Prospective Portfolio
Our Portfolio
For information about our loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Loan Portfolio” and the notes to our consolidated financial statements included in this Annual Report.
Collateral Overview
Our loans are secured by various types of assets of our borrowers, including real property and certain personal property and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.
Our debt investments will primarily be secured by real estate assets that are expected to be diversified across asset classes, including high quality residential (including multi-family, condominiums and single-family residential communities), retail, office, hospitality, industrial, mixed-use and specialty-use real estate.
Upon default of a loan, we may seek to sell the loan to a third-party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. If we do not or cannot sell a foreclosed property, we would then come to own and operate it as “real estate owned.”
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

Our Loan Origination Pipeline
As of March 1, 2025, we had a potentially actionable pipeline through the TCG Real Estate platform of approximately $1.4 billion of commercial real estate deal commitments under review by our Manager and its affiliates, including two signed, non-binding term sheets totaling approximately $115 million of commitments, of which we expect to be allocated a portion. On the whole, our Manager and its affiliates have sourced a pool of approximately $40.7 billion CRE deals. We are in various stages of our evaluation process with respect to these loans. We identify appropriate loans from our origination pipeline based on investment criteria factors such as, among other things, the prospective borrower’s track record and expertise, loan size, proposed sources and uses and market and location, at which point we may issue an indication of interest or non-binding term sheet and, if mutually agreeable, enter into a non-binding term sheet with the prospective borrower.
We are currently completing our underwriting process and negotiating definitive loan documents for each of the potential loan investments related to our active non-binding term sheets. The potential loans remain subject to satisfactory completion of our underwriting and due diligence processes, definitive documentation and final approval by members of the investment committee of our Manager (the “Investment Committee”), as applicable. As a result, there can be no assurance that we will move forward with any of these potential investments. We intend to fund these potential loans using cash and unused borrowing capacity under our senior secured revolving credit facility (the “Revolving Credit Facility”), obtained under the Loan and Security Agreement, dated as of November 6, 2024, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto, and East West Bank, as Agent, Joint Lead Arranger, Joint Book Runner, Co-Syndication Agent and Co-Documentation Agent (as amended, restated, or otherwise modified from time to time, the “Revolving Credit Agreement”), our unsecured revolving credit facility (as amended, restated, or otherwise modified from time to time, the “SRTF Credit Facility”), obtained under the Loan and Security Agreement, dated as of December 9, 2024, by and among the Company, as borrower, the lenders party thereto from time to time, and SRT Finance LLC, as agent and lender (the “SRTF Credit Agreement”), net proceeds of future debt or equity offerings and/or, depending upon the timing of closing, net proceeds from loan repayments.
Market Opportunity
We plan to capitalize on developments in CRE credit markets where non-bank lenders have provided an increasing share of CRE financings as a result of the reduction in available CRE credit across the U.S. We believe this shift is caused by two recent changes: (1) substantially lower amounts of bank capital being made available for transitional real estate assets due to tighter lending parameters, regulatory requirements and portfolio issues; and (2) dislocations and declining liquidity caused by the rapid rise in interest rates that began in March 2022. We believe that this represents a paradigm shift relative to the low interest rate environment observed over the past ten years, which was characterized by an abundance of cheap capital. We believe that non-bank lenders can take advantage of banks’ recent retrenchment and lack of capital, as well as the current interest rate environment, to generate higher returns with lower leverage levels. Additionally, we are not burdened by the same regulatory hurdles facing traditional lenders, which we believe will better allow us to structure attractive credit positions without taking undue risk or excessive leverage.
We intend to focus on the Southern U.S. due to: (1) positive demographic trends, including accelerated migration patterns resulting from COVID-19 and the resulting shortage in residential and commercial real estate supply; and (2) our local presence, knowledge and network of brokers and sponsors in these markets.
Our Competitive Strengths
We believe that there is an immediate opportunity to capitalize on CRE market dislocations and declining liquidity, converging with migration trends to the Southern U.S. These opportunities are outlined below along with our view of our competitive strengths in identifying meaningful investment opportunities.
•Unique Market Opportunity: A rapid rise in interest rates has caused significant impairment and disruption to the CRE capital markets. Legacy portfolio issues have caused banks and other traditional CRE lenders to retrench from CRE, and elevated interest rates have drained liquidity from the CRE capital markets. $2.0 trillion of looming CRE maturities by 2026 will have to be addressed, and capital providers with liquidity and speed of execution will be better positioned to take advantage of this market dislocation. In addition, we believe that there is a supply-demand imbalance in the Southern U.S. for CRE. COVID-19 sped up migration inflows to the Southern U.S. as market dislocations simultaneously began to halt new supply, worsening any supply-demand imbalance further. We anticipate that this supply lag will persist for the foreseeable future.

•Experience and Strategic Presence: We believe that our size and institutional infrastructure, as well as our management team’s expertise in transitional real estate, distressed debt and recapitalizations; cycle-tested track record in CRE credit; deep knowledge of the Southern U.S. CRE market; and deep network of relationships across CRE markets will differentiate our company in making CRE debt investments in the Southern U.S. We maintain a strategic local presence in the Southern U.S., with our headquarters in West Palm Beach, Florida, which we believe will enhance our sourcing capabilities and local market knowledge.
•Diversified Portfolio: We intend to build a diversified portfolio of CRE investments that combines the upside potential from higher-yielding investments, including mezzanine loans, B-notes, CMBS, subordinate credit and debt-like preferred equity securities, with the relative safety of a stable pool of senior mortgage loans, which we believe will maximize risk-adjusted returns for our shareholders.
•TCG Platform: Our and our Manager’s relationship with TCG provide us with investment opportunities through a robust relationship network of commercial real estate owners, operators and related businesses as well as significant back-office personnel to assist in the management of our loans.
•Strong Underlying Collateral: Our debt investments will primarily be secured by real estate assets that are expected to be diversified across asset classes, including high quality residential (including multifamily, condominiums and single-family residential communities), industrial, office, retail, hospitality, mixed-use and specialty-use real estate.
Underwriting and Investment Process
Pursuant to the Management Agreement, our Manager manages our loans and day-to-day operations, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by our Board.
We believe that our Manager’s rigorous investment process on our behalf enables us to make investments with potential for value creation as it seeks to provide capital to strong sponsors with readily executable business plans while endeavoring to implement significant downside protections. Our investment process includes, but is not limited to, the origination, underwriting, investment committee review, legal documentation and post-closing steps outlined below.

Origination	Underwriting	Investment Committee	Legal Documentation and Post-Closing
•Direct origination platform works to create enhanced yields by originating and structuring investments, as well as implementing enhanced controls	•Disciplined underwriting process leads to a highly selective approach	•Focused on managing credit risk through comprehensive investment review process	•Investment team works alongside external counsel to negotiate credit agreements and other applicable agreements

•TCG platform drives increased deal flow, which provides for improved deal selectivity	•Underwriting team focuses on collateral and sponsor analysis, business plan review and exit strategy	•The Investment Committee must approve each investment before commitment papers are issued	•Emphasis is placed on financial covenants and a limitation of actions that may be adverse to lenders

•Allows for specific portfolio construction and a focus on higher quality investment opportunities	•Other tools that we frequently use to verify data include, but are not limited to: appraisals, comparable analyses, environmental reports, site visits, and background checks	•Members of the Investment Committee currently include: Leonard M. Tannenbaum and Brian Sedrish	•Portfolio is proactively managed to monitor ongoing performance and loan covenant compliance
We require a significant amount of information from each of our borrowers and guarantors, typically including: ownership structure charts; the borrower’s and related entities’ governing documents; a list of judgments, liens, and criminal convictions against key personnel/management; a list of pending or threatened claims/litigation by or against the borrower or its guarantor(s) including the status of any claim; information about other liabilities, including loans, foreclosures and bankruptcies; lending and banking references; recent certificates of good standing for all loan party entities; and other background information such as Google, credit and Lexis/Nexis searches. We also conduct financial due diligence on borrowers including, but not limited to, reviewing: audited or certified annual financial statements for the previous year, including monthly financial statements (where available); a detailed operating budget for the forward looking year; a list of any non-recurring/extraordinary revenues or expenses for current and prior fiscal years; details of corporate overhead or other corporate eliminations; balance sheet, within 30 days of closing; the last three (3) months of bank deposits; a capitalization table; proof of insurance policies; and resumes and net worth of key personnel/management. Additionally, we conduct extensive due diligence on properties owned or leased by its borrowers and any related guarantors.
Competition
We operate in a competitive market for the origination and acquisition of attractive lending opportunities. We compete with a variety of institutional investors, including other REITs, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, investment banking firms, financial institutions, private equity and hedge funds, and other entities. Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several of our competitors, including other REITs, may raise significant amounts of capital and may have investment objectives that overlap with our investment objectives, which may create additional competition for lending and other investment opportunities. Some of our competitors may have a lower cost of funds and access to funding sources that may not be available to us or are only available to us on substantially less attractive terms. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more lending relationships than we do. Competition may result in realizing fewer investments, higher prices, acceptance of greater risk, greater defaults, lower yields or a narrower spread of yields over our borrowing costs. In addition, competition for attractive investments could delay the investment of our capital.
In the face of this competition, we have access to our Manager’s and TCG’s investment professionals and their financing industry expertise and relationships, which may provide us with a competitive advantage in competing effectively for attractive investment opportunities and help us assess risks and determine appropriate pricing for certain potential investments. We also believe we have a more flexible funding structure than our competitors with typical REIT land ownership models, given our ability to redeploy funds more quickly. The duration of our loans, as compared to the length of leases usually employed by REIT land ownership models, allows us to redeploy our capital with more flexibility as market changes occur instead of being locked in for longer periods of time. This model also allows our borrowers to retain control of their real estate assets, which is important to their businesses and allows for more flexibility regarding their capital structure. Although we believe our Manager’s expertise and our flexible funding structure provide us with valuable competitive advantages, we may not be able to achieve our business goals or expectations due to the competitive risks that we face.
Our Manager and Our Management Agreement
Our Manager
We are currently externally managed and advised by Sunrise Manager LLC, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). As of December 31, 2024, our Manager was beneficially owned 67.8% by Leonard M. Tannenbaum, our Executive Chairman, 8.8% by Robyn Tannenbaum, our President, and 18.4% by Tannenbaum family members and trusts. Each of our officers is an employee of our Manager and/or its affiliates, and certain of our officers are members of our Manager’s Investment Committee.
Our Manager has entered into the Administrative Services Agreement with TCG Services, which sets forth the terms on which TCG Services provides certain administrative services, including providing personnel, office facilities, information technology and other equipment and legal, accounting, human resources, clerical, bookkeeping and record keeping services at such facilities and other services that are necessary or useful for us. TCG Services is an affiliate of our Manager and Leonard Tannenbaum, our Executive Chairman, and Robyn Tannenbaum, our President. Our Manager has also entered into a Services Agreement with SRT Group, an affiliate of the Manager, Mr. Tannenbaum, Mrs. Tannenbaum, and Brian Sedrish, our Chief Executive Officer, and Brandon Hetzel, our Chief Financial Officer and Treasurer, that sets forth the terms on which SRT Group provides investment personnel to us.
As of December 31, 2024, our Manager, through the Administrative Services Agreement with TCG Services and the Services Agreement with SRT Group, has access to the services of over 30 professionals, including seven investment professionals. The investment personnel provided by our Manager and the investment committee members of our Manager have over 60 years of combined investment management experience and are a valuable resource to us.
Our Management Agreement
Pursuant to our Management Agreement, our Manager manages our loans and our day-to-day operations, subject at all times to the further terms and conditions set forth in our Management Agreement and such further limitations or parameters as may be imposed from time to time by our Board. Our Manager uses its commercially reasonable efforts to perform its duties under our Management Agreement.
In connection with its management and operation of our business activities, our Manager may retain, at our sole cost and expense, such services of persons and firms as our Manager deems necessary or advisable. In addition, subject to the approval of our Board (which shall not be unreasonably withheld), our Manager may enter into one or more sub-advisory agreements with other investment managers (each, a “Sub-Manager”) pursuant to which our Manager may obtain the services of such Sub-Manager(s) to assist our Manager in providing the investment advisory services required to be provided by our Manager under our Management Agreement. Any compensation payable to a Sub-Manager is the responsibility of our Manager.
Our Manager shall be responsible for preparing, or causing to be prepared, at our sole cost and expense: (i) any reports and other information relating to any proposed or consummated loan as may be reasonably requested; (ii) all reports, financial or otherwise, with respect to us, reasonably required by our Board; (iii) all materials and data necessary to complete such reports and other materials, including an annual audit of our books of accounts by a nationally recognized independent accounting firm; and (iv) regular reports for our Board to enable our Board to review our acquisitions, portfolio composition and characteristics, credit quality, performance and compliance with the policies approved by our Board.
Indemnification and Liability
Our Management Agreement provides for customary indemnification of our Manager and its affiliates, and certain of our and their respective members, shareholders, managers, partners, trustees, personnel, officers, directors, employees, consultants and Sub-Managers, as applicable. Additionally, we have entered into indemnification agreements with the members of the Investment Committee provided by our Manager that provide for indemnification and advance of expenses to the maximum extent permitted by Maryland law. We also carry directors and officers insurance. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and standard industry practice; however, our insurance coverage may not be sufficient to cover all of our losses. The Management Agreement also provides that our Manager, its affiliates, and any of their respective members, shareholders, managers, partners, trustees, personnel, officers, directors, employees, consultants and any person providing sub-advisory services to our Manager (collectively, the “Manager Parties”) will not be liable to us for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the relevant Management Agreement.
Term
The initial term of our Management Agreement continues until February 22, 2027. After the initial term, our Management Agreement shall automatically renew each year for an additional one-year period, unless we or our Manager elect not to renew. We may decline to renew our Management Agreement upon 180 days prior written notice and the affirmative vote of at least two-thirds of our independent directors that there has been unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole. In such event, we shall pay our Manager a termination fee (the “Termination Fee”) equal to three times the sum of (i) the average annual Base Management Fee and (ii) the average annual Incentive Compensation, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter. Our Manager may decline to renew our Management Agreement upon 180 days prior written notice and without payment of any termination fee by either party. We and our Manager have agreed that it is both of our intention that if our Management Agreement is not terminated prior to our equity equaling or exceeding $1,000,000,000, then we and our Manager (or the equity owners of our Manager) shall contemplate effecting an Internalization Transaction (as defined below) upon our equity equaling or exceeding $1,000,000,000 pursuant to our Management Agreement.
Termination for Cause
We may terminate our Management Agreement effective upon 30 days’ prior written notice, without payment of any termination fee, if (i) our Manager, its agents or its assignees breach any material provision of our Management Agreement and such breach shall continue for a period of 30 days after written notice thereof specifying such breach and requesting that the same be remedied in such 30-day period (or 45 days after written notice of such breach if our Manager takes steps to cure such breach within 30 days of the written notice); (ii) there is a commencement of any proceeding relating to our Manager’s bankruptcy or insolvency, including an order for relief in an involuntary bankruptcy case or our Manager authorizing or filing a voluntary bankruptcy petition; (iii) any Manager change of control occurs that a majority of the independent directors determines is materially detrimental to us taken as a whole; (iv) our Manager is dissolved; or (v) our Manager commits fraud against us, misappropriates or embezzles our funds, or acts, or fails to act, in a manner constituting bad faith, willful misconduct, gross negligence or reckless disregard in the performance of its duties under the Management Agreement; provided, however, that if any of the actions or omissions described in this clause (vi) are caused by an employee, personnel and/or officer of our Manager or one of its affiliates and our Manager (or such affiliate) takes all necessary and appropriate action against such person and cures the damage caused by such actions or omissions within 30 days of our Manager’s actual knowledge of its commission or omission, we shall not have the right to terminate our Management Agreement.
Our Manager may terminate our Management Agreement effective upon 60 days’ prior written notice in the event that we default in the performance or observance of any material term, condition or covenant contained in our Management Agreement and such default shall continue for a period of 30 days after written notice thereof specifying such default and requesting that the same be remedied in such 30-day period. We are required to pay to our Manager the Termination Fee if our Management Agreement is terminated pursuant to the preceding sentence. Additionally, our Manager may terminate our Management Agreement if we are required to register as an investment company under the Investment Company Act, in which case we shall not be required to pay a termination fee.
Internalization of our Manager
In the event that certain conditions are met, we have the option to internalize our Manager. Any such transaction will require the approval of a committee consisting solely of our independent directors and shareholder approval as further described below. Upon the date on which our equity equals or exceeds $1,000,000,000 (such date, the “Internalization Trigger Date”), the Company may, at its election, provide our Manager with a written offer for an internalization transaction in which our Manager will contribute all of its assets to us, or in the alternative, the equity owners of our Manager will contribute 100% of the outstanding equity interest in our Manager to us (such transaction an “Internalization Transaction”). The initial offer price will be as determined by a special committee of the Company’s Board consisting solely of the Company’s independent directors (the “Internalization Committee”). Upon receipt of the Company’s initial Internalization Transaction offer, the Manager may accept the Company’s proposal or submit a counter offer to the Company. If an Internalization Transaction is not consummated pursuant to the Internalization Committee’s initial offer or the Manager’s counteroffer, our Manager and we agree to enter into good faith negotiations for the consummation of an Internalization Transaction with an offer price to be agreed. Notwithstanding the foregoing, if an Internalization Transaction has not been consummated prior to the end of the three month anniversary of the Internalization Trigger Date, then on the last day of such term, we shall have the right, but not the obligation, to consummate an Internalization Transaction, effective as of the last day of such term, at an internalization price (the “Internalization Price”) equal to five times the sum of (i) the annual Base Management Fee (without giving effect to any Base Management Fee Rebate), (ii) the annual Incentive Compensation and (iii) the aggregate amount of Outside Fees less the Base Management Fee Rebate, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter.
At the time of consummation of an Internalization Transaction, all assets of our Manager or 100% of the equity interest in our Manager shall be conveyed to and acquired by us in exchange for the consideration to be paid for the Internalization Transaction. Consummation of any Internalization Transaction agreed to between us and our Manager is conditioned upon the satisfaction of the following conditions: (i) our receipt of a fairness opinion from a nationally-recognized investment banking firm to the effect that the consideration to be paid by us for the assets and equity of our Manager is fair, from a financial point of view, to our shareholders who are not affiliated with our Manager or its affiliates; (ii) the approval of the acquisition by the Internalization Committee; and (iii) the approval of our shareholders holding a majority of the votes cast on such Internalization Transaction proposal at a meeting of shareholders duly called and at which a quorum is present, any of which conditions may be waived by us, in our sole discretion.
The price to be paid to our Manager in any Internalization Transaction may be payable in cash, shares of our common stock or a combination at the discretion of the Internalization Committee. The value of our common stock paid as partial or full consideration of any Internalization Transaction shall be calculated based on the volume-weighted average of the closing market price of our common stock for the ten consecutive trading days immediately preceding the date with respect to which value must be determined; provided, however, that if our common stock is not traded on a securities exchange at the time of closing of any such Internalization Transaction, then the number of shares of common stock shall be determined by agreement between our Board and our Manager or, in the absence of such agreement, the Internalization Price shall be paid in cash.
Investment Guidelines
We have adopted investment guidelines (the “Investment Guidelines”) which require us and our Manager to abide by certain investment strategies which include, but are not limited to: (i) not making loans that would cause us to fail to qualify as a REIT, or that would cause us to be regulated as an investment company under the Investment Company Act; (ii) not making investments that would cause us to violate any law, rule or regulation of any governmental body or any securities exchange or that would otherwise not be permitted by our governing documents; (iii) requiring the approval of the Investment Committee for all loans made by us; and (iv) until appropriate loans that align with our overall investment strategy are identified, permitting our Manager to invest our available cash in interest-bearing, short-term investments, including money market accounts or funds, commercial mortgage-backed securities and corporate bonds, subject to the requirements for our qualification as a REIT.
Our Investment Guidelines may only be amended, restated, modified, supplemented or waived pursuant to the approval of (i) a majority of our entire Board (which must include a majority of our independent directors) and (ii) our Manager.
Investment Committee
Pursuant to our Management Agreement, our Manager has established an Investment Committee for us, the members of which consist of employees of our Manager and/or its affiliates and which currently includes certain of our Manager’s affiliates and certain of our officers. The Investment Committee has the following responsibilities: (i) reviewing loan opportunities for us presented to it by senior investment professionals of our Manager and (ii) reviewing our loan portfolios for compliance with the Investment Guidelines established pursuant to our Management Agreement at least on a quarterly basis, or more frequently as necessary. All of our loans require the approval of the Investment Committee.
The members of the Investment Committee currently consist of Mr. Tannenbaum and Mr. Sedrish. Any action to be taken by the Investment Committee requires the approval of a majority of the members of the Investment Committee; provided that during any time that the Investment Committee is comprised of less than four (4) members, any action by the Investment Committee shall require unanimous approval of all members of the Investment Committee.
Manager Succession Plan
The members of our Manager have delegated the management of the business and affairs of our Manager to Leonard M. Tannenbaum, as manager (the “Managing Member”). Pursuant to our Manager’s operating agreement, the Managing Member will hold office until such Managing Member resigns or is removed pursuant to our Manager’s operating agreement. The Managing Member shall be automatically removed as such in the event of his or her (i) death, insanity, permanent physical or mental disability, (ii) withdrawal as a member of our Manager in accordance with our Manager’s operating agreement or (iii) the forfeiture of the Managing Member’s interest in our Manager in accordance with our Manager’s operating agreement.
For so long as we remain externally managed, upon the resignation or removal of Leonard M. Tannenbaum as the Managing Member, the members of our Manager will appoint Robyn Tannenbaum as the Managing Member.
Co-Investments
Certain investment opportunities in loans, which may be suitable for us, may also be suitable for other accounts, private funds, pooled investment vehicles or other entities managed or advised, directly or indirectly, by our Manager, Mr. Tannenbaum, Mrs. Tannenbaum, Mr. Sedrish or any of their or our respective affiliates or entities in which any such person is an executive. and, subject to compliance with the Manager COI Policy (as defined below) and our code of business conduct and ethics, our Manager may allocate such loans and participate in such loans as our Manager deems reasonable under the circumstances in good faith with the Allocation Policy (as discussed below).
Allocation Policy
Our Manager and its affiliates endeavor to allocate loan opportunities in a fair and equitable manner, subject to their internal policies. The internal policies of our Manager and its affiliates, which may be amended without our consent, are intended to enable us to share equitably with any other investment vehicles that are managed by our Manager or affiliates of our Manager, such as Southern Realty Trust Inc. (“SRT”). These policies may and are expected to change and be updated from time to time, for example, to reflect the ongoing experience of our Manager and its affiliates with respect to allocation matters, changes in circumstances, such as changes in relevant market conditions, certain regulatory considerations, and the acceptance of additional clients by our Manager and its affiliates. In general, loan opportunities are allocated taking into consideration various factors, including, among others, the relevant investment vehicles’ available capital, their investment objectives or strategies, their risk profiles and their existing or prior positions in a borrower or particular loan, their potential conflicts of interest, the nature of the opportunity and market conditions, certain regulatory considerations, the rotation of loan opportunities and any other considerations deemed relevant by our Manager and its affiliates. Nevertheless, it is possible that we may not be given the opportunity to participate in certain loans made by investment vehicles managed by our Manager or affiliates of our Manager. In addition, there may be conflicts in the allocation of loan opportunities among us and the investment vehicles managed by our Manager or affiliates of our Manager.
The allocation policy of our Manager addresses the allocation of investment and disposition opportunities among SUNS and other clients which may include, among others, private funds, REITs, separately managed accounts, collateralized loan obligation issuers and small business investment companies and entities regulated under the Investment Company Act (collectively, the “Funds”) advised by our Manager or its affiliates, such as SRT. The policy recognizes that because of commonality and/or overlap of investment objectives and policies among the Funds, investment and/or disposition opportunities that are attractive to SUNS may be attractive to one or more other Funds. Under the allocation policy, which applies to investment advisers affiliated with our Manager, each Fund’s investment committee is responsible for evaluating whether a particular investment opportunity is appropriate at that time for such Fund. If a Fund’s investment committee determines that such investment opportunity is appropriate for such Fund, the investment committee is then responsible for determining the appropriate size of the opportunity to be pursued for such Fund. In making this two-part assessment, the investment committee may consider a variety of factors, including without limitation (i) compliance with governing documents, (ii) compliance with applicable regulations, such as the Investment Company Act and REIT compliance, and (iii) portfolio management considerations, including available capital; investment strategies and objectives; liquidity objectives and constraints; hold size target ranges; tax considerations; applicable regulatory restrictions; risk profile, asset class, geographic location and other diversification and investment concentration parameters; the characteristics of the investment (including the expected return, type of investment, seniority in the capital structure, and call and put features); target returns and supply or demand for an investment at a given price level, among other considerations.
If multiple Funds determine that an investment is appropriate for each such Fund, such Fund shall be allocated the amount of the investment that it is seeking, as determined by the criteria set forth above. If in such circumstances it is not possible to fully satisfy the size of the investment sought by all such Funds, the opportunity will generally be allocated pro rata in proportion to the level of investment originally sought on behalf of such Fund. Our Manager conducts ongoing monitoring for compliance with such policy.
Conflicts of Interest Policy
Our Manager has adopted a Conflicts of Interest Policy (the “Manager COI Policy”), which sets out our Manager’s conflict of interest policies and procedures relating to its investment advisory activities and is to be used as a guide for compliance with applicable legal standards, the federal securities laws, and our Manager’s policies. In its capacity as investment manager to us and other entities, our Manager acts as a fiduciary and thus owes us and them a series of duties, including a general duty to act at all times in their best interest and avoid actual and apparent conflicts of interest. Our Manager is currently an investment adviser under the Advisers Act. The Manager COI Policy sets forth guidelines and best practices to ensure our Manager complies with all legal and regulatory requirements.
Our Manager’s Chief Compliance Officer has overall responsibility for implementing and monitoring the Manager COI Policy and, when applicable, our Manager’s overall compliance program, including ensuring the effectiveness of the policies and procedures contained in the Manager COI Policy. Our Manager’s Chief Compliance Officer may delegate certain responsibilities, including, without limitation, the granting or withholding of any consents or pre-approvals required by the Manager COI Policy, or the making of other determinations pursuant to the Manager COI Policy, to one or more of our Manager’s partners, members, owners, principals, directors, officers, supervisors and employees, and any other person who provides investment advice on behalf of our Manager and is subject to the supervision and control of our Manager (collectively, “Covered Persons”), in each case acting under the supervision of our Manager’s Chief Compliance Officer (or under the supervision of another person designated by our Manager’s Chief Compliance Officer), but shall retain overall responsibility for our Manager’s compliance program. In the event that our Manager’s Chief Compliance Officer personally is required to obtain any consents, pre-approvals or other determinations pursuant to the Manager COI Policy that would, with respect to any other Covered Person, be made by our Manager’s Chief Compliance Officer himself, then in such cases our Manager’s Chief Financial Officer shall be responsible for granting or making any such consents, pre-approvals or other determinations with respect to our Manager’s Chief Compliance Officer.
Pursuant to our Management Agreement, our Manager has also agreed to (i) use reasonable efforts to avoid any potential conflicts of interest, (ii) disclose the nature and source of any material conflict of interest to our Board and the Audit and Valuation Committee of our Board before undertaking a transaction on our behalf and (iii) require the persons who provide services to us to comply with our code of business conduct and ethics, which includes our conflict of interest policy, in the performance of such services or such comparable policies as shall in substance hold such persons to at least the standards of conduct set forth in our code of business conduct and ethics.
Additionally, we separately maintain a conflict of interest policy governing the handling of actual or apparent conflicts of interest between personal and professional relationships of our Covered Persons, including in the case where a Covered Person may have a relationship with our borrowers or other clients. Pursuant to our conflict of interest policy, in such circumstances where a Covered Person’s outside business activities include an investment in or management role at one of our borrowers or other clients, such Covered Person shall not participate in any decision making processes that will give rise to a potential or actual conflict of interest unless approved by the Audit and Valuation Committee of our Board. A Covered Person may seek approval for making an investment in or engaging in outside activity with a borrower by sending a written request to our legal department describing the nature of the investment or the outside activity, the time commitment involved, the parties for whom such Covered Person will be working with or associated with, and other relevant particulars of such activity. Requests to engage in such investment and outside activity will be reviewed and approved by our legal department on a case-by-case basis. The investment in or management role at a borrower or a client that is approved pursuant to our conflict of interest policy does not alone, without participating in any decision making processes that will give rise to a conflict of interest, constitute a “conflict of interest” for purposes of our conflict of interest policy.
Fee Waiver
From time to time, the Manager may waive fees it would otherwise be entitled to under the terms of the Management Agreement. The Manager has agreed to waive (i) the inclusion of the net proceeds from the January 2025 Offering (hereinafter defined) in the Company’s Equity for purposes of calculating the management fee until the earlier of (a) December 31, 2025 and (b) the quarter in which the total amount of the net proceeds of the January 2025 Offering have been utilized to fund loans in our portfolio and (ii) an additional $1.0 million in fees.

Management Compensation
Our Manager manages our day-to-day affairs. The following table summarizes all of the compensation, fees and expense reimbursement that we pay to our Manager under our Management Agreement:

Type	Description	Payment
Base Management Fees
An amount equal to 0.375% of our Equity (as defined below), determined as of the last day of each quarter. The Base Management Fees are reduced by the Base Management Fee Rebate. Under no circumstances will the Base Management Fee be less than zero. Our Equity, for purposes of calculating the Base Management Fees, could be greater than or less than the amount of shareholders’ equity shown on our financial statements. The Base Management Fees are payable independent of the performance of our portfolio.
For additional information, see “Management Compensation—Base Management Fees.”
Quarterly in arrears in cash.

Base Management Fee Rebate
An amount equal to 50% of the aggregate amount of any other fees earned and paid to our Manager during the applicable quarter resulting from the investment advisory services and general management services rendered by our Manager to us under our Management Agreement, including any agency fees relating to our loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by our Manager and paid by third parties in connection with our Manager’s due diligence of potential loans.
For additional information, see “Management Compensation—Base Management Fees.”
Reduces the Base Management Fees on a quarterly basis.

Incentive Compensation
An amount with respect to each fiscal quarter (or portion thereof that our Management Agreement is in effect) based upon our achievement of targeted levels of Core Earnings (as defined below). No Incentive Compensation is payable with respect to any fiscal quarter unless our Core Earnings for such quarter exceed the amount equal to the product of (i) 2% and (ii) Adjusted Capital (as defined below) as of the last day of the immediately preceding fiscal quarter (such amount, the “Hurdle Amount”). The Incentive Compensation for any fiscal quarter will otherwise be calculated as the sum of (i) the product of (A) 50% and (B) the amount of our Core Earnings for such quarter, if any, that exceeds the Hurdle Amount, but is less than or equal to 166-2/3% of the Hurdle Amount and (ii) the product of (A) 20% and (B) the amount of our Core Earnings for such quarter, if any, that exceeds 166-2/3% of the Hurdle Amount. Such compensation is subject to Clawback Obligations (as defined below), if any.
For additional information, see “Management Compensation—Incentive Compensation” and “Management Compensation—Incentive Compensation—Incentive Compensation Clawback.”
Quarterly in arrears in cash.

Expense Reimbursement
We pay all of our costs and expenses and reimburse our Manager or its affiliates for expenses of our Manager and its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimburse our Manager or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, our Manager’s personnel serving as our Chief Executive Officer (except when the Chief Executive Officer serves as a member of the Investment Committee prior to the consummation of an internalization transaction of our Manager by us), General Counsel, Chief Compliance Officer, Chief Financial Officer, Chief Marketing Officer, Managing Director and any of our other officers, based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement. For the year ended December 31, 2024, our Manager did not seek reimbursement for our allocable share of Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation.
Monthly in cash.

Termination Fee
Equal to three times the sum of (i) the annual Base Management Fee and (ii) the annual Incentive Compensation, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination. Such fee shall be payable upon termination of our Management Agreement in the event that (i) we decline to renew our Management Agreement, without cause, upon 180 days prior written notice and the affirmative vote of at least two-thirds of our independent directors that there has been unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole, or (ii) our Management Agreement is terminated by our Manager (effective upon 60 days’ prior written notice) based upon our default in the performance or observance of any material term, condition or covenant contained in our Management Agreement and such default continuing for a period of 30 days after written notice thereof specifying such default and requesting that the same be remedied in such 30-day period.
For additional information, see “Management Compensation—Termination Fee.”
Upon specified termination in cash.
General
Under our Management Agreement, we pay a Base Management Fee and Incentive Compensation to our Manager. Pursuant to our Management Agreement, we also are obligated to reimburse our Manager or its affiliates for certain expenses of our Manager and its affiliates paid or incurred on our behalf. We may also grant equity-based awards and incentives to our Manager and other eligible awardees under our 2024 Stock Incentive Plan (the “2024 Plan”) from time to time.
Base Management Fees
Our Management Agreement states that the Base Management Fees (i) amount to 0.375% of our Equity, determined as of the last day of each quarter, and (ii) will be reduced by only 50% of the aggregate amount of any Outside Fees, including any agency fees relating to our loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by our Manager and paid by third parties in connection with our Manager’s due diligence of potential loans. Under no circumstances will the Base Management Fees be less than zero. Our Equity, for purposes of calculating the Base Management Fees, could be greater than or less than the amount of shareholders’ equity shown on our financial statements. The Base Management Fees are payable independent of the performance of our portfolio.
For purposes of computing the Base Management Fees, “Equity” means, as of any date (i) the sum of (A) the net proceeds from all of our issuances of equity securities since our inception through such date (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (B) our retained earnings at the end of the most recently completed fiscal quarter determined in accordance with GAAP (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (ii) (A) any amount that we have paid to repurchase our common stock since our inception through such date, (B) any unrealized gains and losses and other non-cash items that have impacted shareholders’ equity as reported in our financial statements prepared in accordance with GAAP through such date; and (C) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, through such date, in each case as determined after discussions between our Manager and our independent directors and approval by a majority of our independent directors.
Incentive Compensation
In addition to the Base Management Fees, our Manager receives incentive compensation (“Incentive Compensation” or “Incentive Fees”) with respect to each fiscal quarter (or portion thereof that our Management Agreement is in effect) based upon our achievement of targeted levels of Core Earnings (as defined below). To the extent earned by our Manager, the Incentive Compensation will be payable to our Manager quarterly in arrears in cash.
No Incentive Compensation is payable with respect to any fiscal quarter unless our Core Earnings for such quarter exceed the amount equal to the product of (i) 2% and (ii) the Adjusted Capital as of the last day of the immediately preceding fiscal quarter (the “Hurdle Amount”). The Incentive Compensation for any fiscal quarter will otherwise be calculated as the sum of (i) the product (the “Catch-Up Amount”) of (A) 50% and (B) the amount of our Core Earnings for such quarter, if any, that exceeds the Hurdle Amount, but is less than or equal to 166-2/3% of the Hurdle Amount and (ii) the product (the “Excess Earnings Amount”) of (A) 20% and (B) the amount of our Core Earnings for such quarter, if any, that exceeds 166-2/3% of the Hurdle Amount.
For the purposes of computing Incentive Compensation:
▪“Adjusted Capital” means the sum of (i) cumulative gross proceeds generated from issuances of the shares of our capital stock (including any distribution reinvestment plan), less (ii) distributions to our investors that represent a return of capital and amounts paid for share repurchases pursuant to any share repurchase program.
▪“Core Earnings” means, for a given period, the net income (loss) for such period, computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income and (v) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case as determined after discussions between our Manager and our independent directors and approval by a majority of our independent directors. For the avoidance of doubt, Core Earnings shall not exclude under clause (iv) above, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash.
The calculation methodology for computing Incentive Compensation will look through any derivatives or swaps as if we owned the reference assets directly. Therefore, net interest, if any, associated with a derivative or swap (which represents the difference between (i) the interest income and fees received in respect of the reference assets of such derivative or swap and (ii) the interest expense paid by us to the derivative or swap counterparty) will be included in the calculation of Core Earnings for purposes of the Incentive Compensation.

Incentive Compensation Clawback
Once Incentive Compensation is earned and paid to our Manager, it is not refundable, notwithstanding any losses incurred by us in subsequent periods, except that if our aggregate Core Earnings for any fiscal year do not exceed the amount equal to the product of (i) 8.0% and (ii) our Adjusted Capital as of the last day of the immediately preceding fiscal year (such amount, the “Annual Hurdle Amount”), our Manager will be obligated to pay us (such obligation to pay, the “Clawback Obligation”) an amount equal to the aggregate Incentive Compensation that was earned and paid to our Manager during such fiscal year (such amount, the “Clawback Amount”); provided that under no circumstances will the Clawback Amount be more than the amount to which the Annual Hurdle Amount exceeds our aggregate Core Earnings for the specified fiscal year. The Clawback Obligation is determined on an annual basis and any Incentive Compensation earned during a specified fiscal year will not be subject to the Clawback Obligation with respect to the Incentive Compensation earned during any prior or subsequent fiscal year.
The aggregate Core Earnings, Annual Hurdle Amount, Clawback Amount and any components thereof for the initial and final fiscal years that our Management Agreement is in effect will be prorated based on the number of days during the initial and final fiscal years, respectively, that our Management Agreement is in effect, to the extent applicable.
Incentive Compensation Illustration
The following illustration sets forth a simplified graphical representation of the calculation of our quarterly Incentive Compensation in accordance with our Management Agreement without consideration to any Clawback Obligation.
Quarterly Incentive Fee on Core Earnings
Core Earnings (expressed as a percentage of Adjusted Capital as of the last day of the immediately preceding fiscal quarter)
 Percentage of Core Earnings allocated to the Incentive Fee on income
Incentive Compensation Example
The following table sets forth a simplified, hypothetical example of a quarterly Incentive Compensation calculation in accordance with our Management Agreement without consideration to any Clawback Obligation. Our actual results may differ materially from the following example.
This example of a quarterly Incentive Compensation calculation assumes the following:
▪Adjusted Capital as of the last day of the immediately preceding fiscal quarter of $100.0 million; and
▪Core Earnings before the Incentive Compensation for the specified quarter representing a quarterly yield of 15.0% on Adjusted Capital as of the last day of the immediately preceding fiscal quarter.

Under these assumptions, the hypothetical quarterly Incentive Compensation payable to our Manager would be $0.75 million as calculated below:

		Illustrative Amount	Calculation
1.	What are the Core Earnings?	$3,750,000	Assumed to be a 3.75% quarterly or 15.0% per annum return on Adjusted Capital as of the last day of the immediately preceding fiscal quarter ($100.0 million).

2.	What is the Hurdle Amount?	$2,000,000	The hurdle rate (2.0% quarterly or 8.0% per annum) multiplied by Adjusted Capital as of the last day of the immediately preceding fiscal quarter ($100.0 million).

3.	What is the Catch-Up Amount?	$666,667
The catch-up incentive rate (50.0%) multiplied by the amount that Core Earnings ($3.8 million) exceeds the Hurdle Amount ($2 million), but is less than or equal to 166-2/3% of the Hurdle Amount (approximately $3.3 million).

4.	What is the Excess Earnings Amount?	$83,333	The excess earnings incentive rate (20%) multiplied by the amount of Core Earnings ($3.8 million) that exceeds 166-2/3% of the Hurdle Amount (approximately $3.3 million).

5.	What is the Incentive Compensation?	$750,000	The sum of the Catch-Up Amount (approximately $666,667) and the Excess Earnings Amount (approximately $83,333).
The foregoing is solely a hypothetical example of a quarterly Incentive Compensation that we could pay to our Manager for a given fiscal quarter and is based on the simplified assumptions described above.
Non-GAAP Metrics Used in Hypothetical Example
As used in this Annual Report, we use hypothetical Equity, Adjusted Capital, Catch-up Amount and Excess Earnings Amount only as measures in the calculation of the financial metrics that we are required to calculate under the terms of the Management Agreement. All of the adjustments made in our calculation of these metrics are adjustments that were made in calculating our performance for purposes of the required financial metrics under the Management Agreement, and are presented in a manner consistent with the reporting of the metrics to our Manager. Additionally, the terms Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount are not defined under GAAP and are not measures of shareholder equity, capitalization, operating income or operating performance presented in accordance with GAAP. Our Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount have limitations as analytical tools, and when assessing our shareholder equity, capitalization, operating income and operating performance, you should not consider Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount in isolation, or as a substitute for shareholder equity, capitalization and operating income or other consolidated income statement data prepared in accordance with GAAP. Additionally, other companies may calculate Equity, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount differently than we do, limiting their usefulness as comparative measures.
Further, we note that, as presented in the above table, Adjusted Capital, Core Earnings, Catch-up Amount and Excess Earnings Amount are hypothetical non-GAAP financial measures and reconciliation of those numbers to the most directly comparable financial measure prepared in accordance with GAAP are not provided in this Annual Report as they are derived from our actual historical financials and are meant to serve as an illustrative tool to assist the investor in understanding how our Manager’s fees would be calculated based on hypothetical assumptions pursuant to the terms of the Management Agreement.
Expense Reimbursement
We pay all of our costs and expenses and reimburse our Manager and/or its affiliates for expenses of our Manager and/or its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimburse our Manager and/or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, personnel of our Manager and/or its affiliates, as applicable, serving as our Chief Executive Officer (except when the Chief Executive Officer serves as a member of the Investment Committee prior to the consummation of an internalization transaction of our Manager by us), General Counsel, Chief Compliance Officer, Chief Financial Officer, Chief Marketing Officer, Managing Director and any of our other officers based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of our Manager and/or its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement.
Costs and expenses paid or incurred by our Manager on our behalf are reimbursed monthly in cash to our Manager and are made regardless of whether any cash distributions are made to our shareholders.
Termination Fee
Upon termination of our Management Agreement, a Termination Fee will be payable to our Manager by us in cash in the event that (i) we decline to renew our Management Agreement, without cause, upon 180 days prior written notice and the affirmative vote of at least two-thirds of our independent directors that there has been unsatisfactory performance by our Manager that is materially detrimental to us taken as a whole, or (ii) our Management Agreement is terminated by our Manager (effective upon 60 days’ prior written notice) based upon our default in the performance or observance of any material term, condition or covenant contained in our Management Agreement and such default continuing for a period of 30 days after written notice thereof specifying such default and requesting that the same be remedied in such 30-day period. The Termination Fee equals three times the sum of (i) the annual Base Management Fee and (ii) the annual Incentive Compensation, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter prior to the date of termination.
Grants of Equity Compensation to our Manager
Pursuant to the 2024 Plan, we may grant equity-based awards and incentives to employees or executive officers of our Manager and other eligible awardees under the 2024 Plan from time to time. These equity-based awards under our 2024 Plan create incentives to improve long-term stock price performance and focus on long-term business objectives, create substantial retention incentives for award recipients and enhance our ability to pay compensation based on our overall performance, each of which further align the interests of our Manager and the other eligible awardees with our shareholders.
Regulatory Environment
Our operations are subject to regulation, supervision, and licensing under various United States, state, provincial, and local statutes, ordinances and regulations. In general, lending is a highly regulated industry in the United States and we are required to comply with, among other statutes and regulations relating to lending, certain provisions of the Equal Credit Opportunity Act, the USA Patriot Act, regulations promulgated by the Office of Foreign Asset Control, and U.S. federal and state securities laws and regulations. In addition, certain states have adopted laws or regulations that may, among other requirements, require licensing of lenders and financiers, prescribe disclosures of certain contractual terms, impose limitations on interest rates and other charges, and limit or prohibit certain collection practices and creditor remedies. We are required to comply with the applicable laws and regulations in the states in which we do business. We actively monitor proposed changes to relevant legal and regulatory requirements in order to maintain our compliance.
The Dodd-Frank Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made significant structural reforms to the financial services industry. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations with respect to various issues that may affect our Company. Certain regulations have already been adopted and others remain under consideration by various governmental agencies, in some cases past the deadlines set in the Dodd-Frank Act for adoption. It is possible that regulations that will be adopted in the future will apply to us or that existing regulations that are currently not applicable to us will begin to apply to us as our business evolves.

REIT Qualification
We intend to make an election to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2024. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for us to continue to qualify as a REIT for U.S. federal income tax purposes. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we continue to qualify as a REIT, we may be subject to certain U.S. federal excise taxes and state and local taxes on our income and assets. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, and will not be able to qualify as a REIT for the subsequent four years. Furthermore, in the future, we may have a taxable REIT subsidiary (“TRS”), which when active, pays U.S. federal, state, and local income tax on its net taxable income.
Investment Company Act
We have not been and are not currently required to be registered under the Investment Company Act pursuant to Section 3(c)(5) (the “Section 3(c)(5) Exemption”) of the Investment Company Act.
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Real estate mortgages are excluded from the term “investment securities.”
We rely on the Section 3(c)(5) Exemption, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of an entity’s portfolio must be comprised of qualifying assets and at least another 25% of the portfolio must be comprised of real estate-related assets under the Investment Company Act (and no more than 20% comprised of non-qualifying or non-real estate assets). “Qualifying assets” for this purpose include, for example, certain mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as interpreted by the SEC staff in various no-action letters and other SEC interpretive guidance. We believe we qualify for the exemption under this section and our current intention is to continue to focus on originating and investing in loans collateralized by real estate so that at least 55% of our assets are “qualifying assets” and no more than 20% of our assets are non-qualifying or non-real estate assets. However, if, in the future, we do acquire assets that do not meet this test, we may qualify as an “investment company” and be required to register as such under the Investment Company Act, which could have a material adverse effect on us.
The Investment Company Act provides certain protections and imposes certain restrictions on registered investment companies, none of which are currently applicable to us. Our governing documents do not permit any transfer of shares of our common stock that would result in us becoming subject to regulation as an investment company. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.
Human Capital
The Company is led by a veteran team of commercial real estate investment professionals and our Manager, which, alongside other TCG platform asset managers pursuing similar or adjacent opportunities, are supported by the marketing, reporting, legal and other non-investment support services provided by the team of professionals within the TCG platform. Our officers also serve as officers or employees of our Manager and/or its affiliates. We are externally managed by our Manager. Our Manager receives certain administrative services, including personnel, legal, accounting, human resources, clerical, bookkeeping and record keeping services from TCG Services. In addition, the Manager receives investment personnel from SRT Group. The employees of TCG Services and SRT Group have extensive financing capabilities and experience in originating, underwriting and managing real estate and cash flow financings. Our and our Manager’s relationship with TCG provide us with a robust relationship network of commercial real estate owners, operators and related businesses as well as significant back-office personnel to assist in management of loans.
The investment professionals we have access to through our Manager and TCG are valuable assets to our operations, and we believe each person is an integrated member of the team and is meaningful to our continued success. Our Manager’s team and TCG’s team meet regularly as a full team where each member is encouraged to actively participate in a wide range of topics relating to our operations.
We believe that our Manager’s ability to attract, develop, engage and retain key personnel is essential to our operations. While we are a young company, we believe our Manager provides a committed team of investment professionals and administrative support with substantial experience in each aspect of our operations, including cash flow and real estate lending, construction and real estate development, portfolio management, corporate finance and capital markets.
Additional Information
We file with or submit to the SEC annual, quarterly, and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available on our website at www.sunriserealtytrust.com. The information on our website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings that we make with the SEC. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system via electronic means, including on the SEC’s homepage, which can be found at www.sec.gov.
Item 1A.    Risk Factors
Set forth below are the risks that we believe are material to our business. Any of these risks could significantly and adversely affect our business, financial condition and results of operations. You should carefully consider the risks described below, together with the other information included in this Annual Report, including the information contained under the caption “Special Note Regarding Forward-Looking Statements”.
Risk Factor Summary
Our business and our ability to execute our strategy are subject to many risks. Before making a decision to invest in our common stock, you should carefully consider all of the risks and uncertainties described in the risks set forth below. These risks include, but are not limited to, the following:
•Competition for the capital investments that we make may reduce the return of these investments, which could adversely affect our operating results and financial condition.
•Our investments’ lack of liquidity may adversely affect our business.
•Our existing portfolio is, and our future portfolio may be, concentrated in a limited number of investments, which subjects us to an increased risk of significant loss if any asset declines in value.
•In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have in connection with our own financing.
•We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that materially and adversely affect us.
•If our Manager overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.
•We were recently formed and have limited operating history, and may not be able to successfully operate our business, integrate new assets and/or manage our growth or to generate sufficient revenue to make or sustain distributions to our shareholders.
•Declines in market prices and liquidity in the capital markets can result in significant net unrealized losses of our portfolio, which in turn would reduce our book value.
•A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our investments and harm our operating results.
•Investments in non-conforming and non-investment grade rated investments involve an increased risk of default and loss.

•Investments in subordinated mortgage interests, mezzanine loans and other assets that are subordinated or otherwise junior in a borrower’s capital structure may expose us to greater risk of loss.
•Our portfolio is concentrated in the Southern U.S., and we will be subject to economic and other risks of doing business in those geographic markets.
•Our investments expose us to risks associated with debt-oriented real estate investments generally.
•If the loans that we originate or acquire do not comply with applicable laws, we may be subject to penalties, which could materially and adversely affect us.
•Climate change has the potential to impact the properties underlying our investments and our ability to identify attractive investment opportunities.
•Changes in laws or regulations governing our operations, including laws and regulations governing REITs, or those of our competitors, or changes in the interpretation thereof, or newly enacted laws or regulations, could result in increased competition for our target assets, require changes to our business practices and collectively could adversely impact our revenues and impose additional costs on us, which could materially and adversely affect us.
•Our growth depends on external sources of capital, which may not be available on favorable terms or at all.
•We may incur significant debt, which may subject us to restrictive covenants and increased risk of loss and may reduce cash available for distributions to our shareholders.
•Monetary policy actions by the United States Federal Reserve could adversely impact both our borrowers and our financial condition.
•Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.
•We have limited history of operating as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.
•Following the Spin-Off, our financial profile changed, and we are a smaller, less diversified company than AFC prior to the Spin-Off.
•We may not achieve some or all of the expected benefits of the Spin-Off, and the Spin-Off may materially adversely affect our business.
•The terms we received in our agreements with AFC and its subsidiaries involve potential conflicts of interest and could be less beneficial than the terms we may have otherwise received from unaffiliated third parties.
•Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in AFC.
•Maintenance of our exemption from registration under the Investment Company Act may impose significant limits on our operations.
•Our future success depends on our Manager and its key personnel and investment professionals. We may not find a suitable replacement for our Manager if the Management Agreement is terminated or if such key personnel or investment professionals leave the employment of our Manager or its affiliates or otherwise become unavailable to us.
•Our growth depends on the ability of our Manager to make loans on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns initially and consistently from time to time.
•There are various conflicts of interest in our relationship with our Manager that could result in decisions that are not in the best interests of our shareholders.
•Failure to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our shareholders.
•Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.
•REIT distribution requirements could adversely affect our ability to execute our business plan and liquidity and may force us to borrow funds during unfavorable market conditions.

•Complying with REIT requirements may limit our ability to hedge our operational risks effectively and may cause us to incur tax liabilities.
If any of the factors enumerated above or in “Risk Factors” occurs, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.
Risks Related to Our Business and Growth Strategy
Competition for the capital investments that we make may reduce the return of these investments, which could adversely affect our operating results and financial condition.
We seek to compete as an alternative financing provider of capital to CRE markets in the Southern U.S. We expect a number of entities to compete with us to make the types of investments that we intend to originate or acquire. These competitors may prevent us from making attractive capital investments on favorable terms. Our competitors may have greater resources than we do and may be able to compete more effectively as a capital provider. In particular, larger companies may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.
Additionally, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing and establish more relationships than we can. Our competitors may also adopt transaction structures similar to ours, which would decrease our competitive advantage in offering flexible transaction terms. In addition, due to a number of factors, the number of entities and the amount of funds competing for suitable capital investments may increase, resulting in investments with terms less favorable to investors.
Increased competition in our markets could result in a decrease in origination volumes, which could adversely affect our results of operations and financial condition. Furthermore, competition for investments in our target assets may lead to the price of these assets increasing or return on investment declining, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable investments in our target assets may be limited in the future, and we may not be able to take advantage of attractive risk-adjusted investment opportunities from time to time. In addition, reduced CRE transaction volume could increase competition for available investment opportunities. We can provide no assurance that we will be able to continue to identify and make investments that are consistent with our investment objectives, or that the competitive pressures we face will not have a material adverse effect on us. Any of the foregoing may lead to a decrease in our profitability, and you may experience a lower return on your investment. Increased competition in providing capital investments may also preclude us from making those investments that would generate attractive returns to us.
If we are unable to successfully integrate new CRE loans and manage our growth, our results of operations and financial condition may suffer.
Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on our Manager’s ability to identify, acquire, originate and invest in CRE loans that meet our investment criteria. We may be unable to successfully and efficiently integrate newly acquired assets into our existing portfolio or otherwise effectively manage our assets or growth effectively. In addition, our acquisition plan and growth strategy may place significant demands on our Manager’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size effectively could adversely affect our results of operations and financial condition.
We will allocate our cash on hand and the proceeds of our financing activities without input from our shareholders.
Our shareholders will not be able to evaluate the exact manner in which our cash or the proceeds from our financing activities will be invested in the future or the economic merit of our future investments. As a result, we may use our cash on hand and/or the proceeds from our financing activities to invest in investments with which our shareholders may not agree. Additionally, our investments will be selected by our Manager with input from the members of the Investment Committee, and our shareholders will not have input into such investment decisions. Both of these factors will increase the uncertainty, and thus the risk, of investing in our securities. The failure of our Manager to apply our cash and/or the proceeds of our financing activities effectively or to find investments that meet our investment criteria in sufficient time or on acceptable terms could result in unfavorable returns, could cause a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders, and could cause the value of our securities to decline.

Until appropriate investments can be identified, we may invest such cash and proceeds in interest-bearing, short-term investments, including money market accounts or funds, commercial mortgage-backed securities, corporate bonds, certain debt securities (including seller notes), equity interests of commercial REITs and other investments, which are consistent with our intention to qualify as a REIT and to maintain our exemption from registration under the Investment Company Act. These investments would be expected to provide a lower net return than we seek to achieve from investment in our target investments. We expect to reallocate any such investments into our target portfolio within specified time frames, subject to the availability of appropriate investment opportunities. Our Manager intends to conduct due diligence with respect to each investment and suitable investment opportunities may not be immediately available. Even if opportunities are available, there can be no assurance that our Manager’s due diligence processes will uncover all relevant facts or that any investment will be successful.
We cannot assure you that (i) we will be able to enter into definitive agreements to invest in any new investments that meet our investment objectives, (ii) we will be successful in consummating any investment opportunities we identify or (iii) any of the investments we may make using our cash on hand and proceeds of any financing activities will yield attractive risk-adjusted returns. Our inability to do any of the foregoing likely would materially and adversely affect our business and our ability to make distributions to our shareholders.
The due diligence process undertaken by our Manager in regard to our investment opportunities may not reveal all facts relevant to an investment and, as a result, we may experience losses, which could materially and adversely affect us.
Before originating a loan to a borrower or making other investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Relying on the resources available to it, our Manager evaluates our potential investments based on criteria it deems appropriate for the relevant investment. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment. Additionally, during the mortgage loan underwriting process, appraisals will generally be obtained by our Manager on the collateral underlying each prospective mortgage. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the mortgage loans. Any such losses could materially and adversely affect us.
Our investments’ lack of liquidity may adversely affect our business.
Our target assets are relatively illiquid investments due to their short life, lack of cash flow from property that is collateral for those investments, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. Moreover, to the extent that we invest in securities, the securities will likely be subject to prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with federal securities laws. As a result, we may be unable to dispose of such investments in a timely manner or at all. If we are required and able to liquidate all or a portion of our portfolio quickly, we could realize significantly less value than that which we had previously recorded for our investments, and we cannot assure you that we will be able to sell our assets at a profit in the future. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager have or could be attributed as having material, non-public information regarding the relevant business entity. Our ability to vary our portfolio in response to changes in economic and other conditions may therefore be relatively limited, which could adversely affect our results of operations and financial condition.
Our existing portfolio is, and our future portfolio may be, concentrated in a limited number of investments, which subjects us to an increased risk of significant loss if any asset declines in value.
Our existing portfolio is, and our future loans may be, concentrated in a limited number of investments. If a significant investment fails to perform as expected, such a failure could have a material adverse effect on our business, financial condition and operating results, and the magnitude of such effect could be more significant than if we had further diversified our portfolio. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly, if we need to write down the value of any one investment and/or if an investment is repaid prior to maturity and we are not able to promptly redeploy the proceeds. While we intend to diversify our portfolio of investments as we deem prudent, we do not have fixed guidelines for diversification. As a result, our portfolio could be concentrated in relatively few investments.
If our portfolio of investments is concentrated in a particular property type, type of loan or type of security, economic and business downturns relating generally to such type of asset may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly reduce our ability to pay dividends to our shareholders.
Our portfolio is concentrated in the Southern U.S., and we will be subject to economic and other risks of doing business in those geographic markets.
Our portfolio is concentrated in the Southern U.S. This geographic concentration exposes us to the risks associated with the real estate and commercial lending industry in general to a greater extent within the states and regions in which our CRE investments will be concentrated. These risks include:
•declining real estate values;
•overbuilding;
•extended vacancies of properties;
•increases in operating expenses such as property taxes and energy costs;
•changes in zoning laws;
•rising unemployment rates;
•occurrence of environmental events;
•rising casualty or condemnation losses; and
•uninsured damages from floods, hurricanes, earthquakes or other natural disasters.
Any adverse economic or real estate developments or any adverse changes in the local business climate in any such states could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.
The commercial mortgage loans we intend to originate and acquire are subject to the ability of the commercial property owner to generate net income from operating the property.
Commercial mortgage loans are secured by multi-family or commercial property and are subject to risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be adversely affected by, among other things,
•tenant mix;
•success of tenant businesses;
•property management decisions;
•property location, condition and design;
•competition from comparable types of properties;
•changes in laws that increase operating expenses or limit rents that may be charged;
•changes in national, regional or local economic conditions or specific industry segments, including the credit and securitization markets;
•declines in regional or local real estate values;
•declines in regional or local rental or occupancy rates;
•increases in interest rates, real estate tax rates and other operating expenses;
•inability to pass increases in costs of operations along to tenants;

•costs of remediation and liabilities associated with environmental conditions;
•the potential for uninsured or underinsured property losses;
•in the case of transitional mortgage loans, limited cash flows at the beginning;
•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance; and
•acts of God, terrorist attacks, social unrest and civil disturbances.
The estimates of market opportunity and forecasts of market growth included in this registration statement may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
The CRE market estimates and growth forecasts are uncertain and based on assumptions and estimates that may be inaccurate. Our addressable market depends on a number of factors, including the fluctuation of interest rates, changes in the competitive landscape, volume of near-term CRE loan maturities, migration to the Southern U.S. and changes in economic conditions. Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all.
In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have in connection with our own financing.
In the event of borrower distress or a default, we may lack the liquidity necessary to protect our investment or avoid a corresponding default on any obligations we may have in connection with our own financing specifically related to, or otherwise impacted by, such investment. In the event of a default by a borrower on a non-recourse loan, we generally will have recourse only to the underlying asset (including any escrowed funds and reserves) collateralizing that loan, except to the extent of any creditworthy guarantees as discussed in “—The CRE loans that we originate or acquire may be non-recourse loans, and the assets securing these loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan, which could materially and adversely affect us.” In addition, declines in real estate values may induce mortgagors to voluntarily default on their loans, increasing the risk of foreclosure and loss of capital. If the underlying property collateralizing the loan is insufficient to satisfy the outstanding balance of such loan, after expenses incurred in connection with enforcing our rights, we may suffer a loss of principal or interest that adversely affects our liquidity and its ability to service or repay its own leverage. Real estate investments generally lack liquidity compared to other financial assets, and the increased lack of liquidity resulting from borrower distress or a default may limit our ability to quickly stabilize or strengthen our portfolio or take other necessary actions to avoid a corresponding default on our financing.
We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that materially and adversely affect us.
Properties underlying our CRE loans may be subject to unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to take title to and sell the underlying properties, which could materially and adversely affect us.
We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire in order to preserve our investment. Any foreclosure process may be lengthy and expensive. Among the expenses that are likely to occur in any foreclosure would be the incurrence of substantial legal fees and potentially significant transfer taxes. If we foreclose on an asset, we may take title to the property securing that asset subject to any debt and debt service requirements then in effect. As a result, we cannot assure you that the value of the collateral underlying a foreclosed loan at or after the time a foreclosure is contemplated or completed will exceed our investment, including related foreclosure expenses and assumed indebtedness, or that operating cash flows from such investment will exceed debt service requirements, if any. As a result, a contemplated or completed foreclosure could result in significant losses. If we do not or cannot sell a foreclosed property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in lending against a CRE asset.
Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of any applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buyout of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially resulting in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase any such loss. The incurrence of any such losses could materially and adversely affect us.
Loans on properties in transition often involve a greater risk of loss than loans on stabilized properties, including the risk of cost overruns on and non-completion of the construction or renovation of or other capital improvements to the properties underlying the loans we may originate or acquire, and the risk that a borrower may fail to execute the business plan underwritten by us, potentially making it unable to refinance our loan at maturity, each of which could materially and adversely affect us.
We may originate or acquire loans on transitional CRE properties to borrowers who are typically seeking capital for repositioning, renovation, rehabilitation, leasing, development, redevelopment or construction. The typical borrower under a loan on a transitional asset has usually identified an undervalued asset that has been under-managed and/or is located in an improving market. If the market in which the asset is located fails to materialize according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, or if it costs the borrower more than estimated or takes longer to execute its business plan than estimated, including as a result of supply chain disruptions, the borrower may not receive a sufficient return on the asset to satisfy our loan or may experience a prolonged reduction of net operating income and may not be able to make payments on our loan on a timely basis or at all, which could materially and adversely affect us. Other risks may include: environmental risks, delays in legal and other approvals (e.g., certificates of occupancy), other construction and renovation risks and subsequent leasing of the property not being completed on schedule and general economic conditions. Accordingly, we bear the risk that we may not recover some or all of our loan unpaid principal balance and interest thereon.
Furthermore, borrowers usually use the proceeds of permanent financing to repay a loan on a transitional property after the CRE property is stabilized. Loans on transitional CRE properties are therefore subject to risks of a borrower’s inability to obtain permanent financing to repay our loan. Our loans are also subject to risks of borrower defaults, bankruptcies, fraud and losses. In the event of any default under our loans, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the underlying asset and the principal amount and unpaid interest and fees of our loan. To the extent we suffer losses with respect to our loans, it could have a material adverse effect on us.
Construction loans involve an increased risk of loss.
We invest in loans which fund the construction of commercial properties. As of December 31, 2024, approximately 27% of the aggregate outstanding principal amount of our portfolio of loans fund the construction of commercial properties. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower’s claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. The occurrence of such events may have a negative impact on our results of operations. Other loan types may also include unfunded future obligations that could present similar risks.
Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we originate or acquire could materially and adversely affect us.
The renovation, refurbishment or expansion by a borrower of a mortgaged property involves risks of cost overruns and non-completion. Costs of construction or renovation to bring a property up to market standards for the intended use of that property may exceed original estimates, possibly making a project uneconomical. Other risks may include: environmental risks, permitting risks, other construction risks, and subsequent leasing of the property not being completed on schedule or at projected rental rates. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may be unable to make payments of interest or principal to us, which could materially and adversely affect us.
Investments we may make in CMBS may be subject to losses.
Investments we may make in CMBS may be subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a subordinated loan or B-note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, subordinated loans or B-notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed security, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.
We may not control the special servicing of the mortgage loans included in the CMBS in which we invest, and, in such cases, the special servicer may take actions that could adversely affect our interests.
With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans may be held by a directing certificate-holder, which is appointed by the holders of the most subordinate class of CMBS in such series. We may acquire classes of existing series of CMBS where we will not have the right to appoint the directing certificate-holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder, take actions that could adversely affect our interests.
With respect to certain mortgage loans included in our CMBS investments, the properties that secure the mortgage loans backing the securitized pool may also secure one or more related mortgage loans that are not in the CMBS, which may conflict with our interests.
Certain mortgage loans included in our CMBS investments may be part of a loan combination or split loan structure that includes one or more additional mortgaged loans (senior, subordinate or pari passu and not included in the CMBS investments) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination may be granted various rights and powers that affect the mortgage loan in that loan combination, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate- holder (without cause).
The B-notes that we may acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B-notes. B-notes are mortgage loans typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) contractually subordinated to an A-note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note holders after payment to the A-note holders. However, because each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may vary from transaction to transaction. Further, B-notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to B-notes would result in operating losses for us and may limit our ability to make distributions to our shareholders.
If our Manager overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.
Our Manager values our potential CRE investments based on yields and risks, taking into account estimated future losses and the collateral securing a potential investment, if any, and the estimated impact of these losses on expected future cash flows, returns and appreciation. Our Manager’s loss estimates and expectations of future cash flows, returns and appreciation may not prove accurate, as actual results may vary from estimates and expectations. If our Manager underestimates the asset-level losses or overestimates investment yields relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Some of our investments may be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.
Many of our investments will likely be in the form of positions or securities that are not publicly-traded. The fair value of securities and other investments that are not publicly-traded may not be readily determinable. Subject to the discretion of the Audit and Valuation Committee of our Board, we may value these investments quarterly, or more frequently as circumstances dictate, at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our results of operations for a given period and the value of our securities generally could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. The valuation process has been particularly challenging recently, as market events have made valuations of certain assets more difficult, unpredictable and volatile.
Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.
Our primary interest rate exposures will relate to the financing cost of our debt. To the extent that our financing costs will be determined by reference to floating rates, the amount of such costs will depend on a variety of factors, including, without limitation, (i) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (ii) the level and movement of interest rates, and (iii) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may not compensate for such increase in interest expense.
At the same time, the interest income we earn on our fixed-rate investments would not change and the market value of our fixed-rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would decrease, while any decrease in the interest we are charged on our floating-rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed-rate debt would not change. Any such scenario could materially and adversely affect us. If, as a result of lower interest rates our interest income declines at a higher rate than the decline in our financing costs, our results of operations and ability to make distributions to our shareholders would be negatively impacted.
We were recently formed and have limited operating history, and may not be able to operate our business successfully or to generate sufficient revenue to make or sustain distributions to our shareholders.
We were formed on August 28, 2023, began operations in January 2024, and have limited operating history. As of December 31, 2024, our portfolio consisted of loans to eight different borrowers (such portfolio, our “Existing Portfolio”). We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. We cannot assure you that we will be able to operate our business successfully or profitably or implement our operating policies. Our ability to provide attractive returns to our shareholders is dependent on our ability both to generate sufficient cash flow to pay our investors attractive distributions and to achieve capital appreciation, and we cannot assure you that we will be able to do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to shareholders. Our limited resources may also materially and adversely impact our ability to successfully implement our business plan. The results of our operations and the implementation of our business plan depend on several factors, including the availability of opportunities to make loans, the availability of adequate equity and debt financing, the performance of the commercial real estate sector, conditions in the financial markets and economic conditions.
We face risks associated with the deployment of our capital.
In light of our January 2025 Offering, our investment strategies and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and originating or purchasing suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from our January 2025 Offering and the time we invest such net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments.

In the event we are unable to find suitable investments or other real estate related investments such cash may be maintained for longer periods which would be dilutive to investment returns of shareholders. This could cause a substantial delay in the time it takes for a shareholder’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of our January 2025 Offering or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
Monetary policy actions by the United States Federal Reserve could adversely impact both our borrowers and our financial condition.
We, as well as our borrowers, are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. In an effort to combat rising inflation levels, the Federal Reserve steadily began increasing the target federal funds rate in the first quarter of 2022 and continued to do so in 2023. The Federal Funds Target Rate increased by 5.25 percentage points between March 2022 and December 2023, with a 0.50 percentage point decrease in September 2024, a 0.25 percentage point decrease in each of November and December 2024. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for debt capital. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us and our borrowers.
Declines in market prices and liquidity in the capital markets can result in significant net unrealized losses of our portfolio, which in turn would reduce our book value.
Volatility in the capital markets can adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized losses. The effect of all of these factors on our portfolio can reduce our book value (and, as a result our asset coverage calculation) by increasing net unrealized losses in our portfolio. Depending on market conditions, we could incur substantial realized and/or unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.
Provisions for loan losses are difficult to estimate.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU No. 2016-13”) (the “CECL Standard”). This update changed how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaced the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. The CECL Standard requires entities to record allowances (“CECL Allowances”) on certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities that are deducted from the carrying amount of the assets to present the net carrying value at the amounts expected to be collected on the assets. We have adopted the CECL Standard as of August 28, 2023, the date of formation. The CECL Standard can create volatility in the level of our CECL Allowances for loan losses. If we are required to materially increase our level of CECL Allowances for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
Our CECL Allowances are evaluated on a quarterly basis. The determination of CECL Allowances require us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral, all of which remain uncertain and are subjective.
The investments and other assets we will acquire may be subject to impairment charges, and we may experience a decline in the fair value of our assets.
We will periodically evaluate the investments we acquire and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based upon factors such as market conditions, borrower performance and legal structure. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on our results of operations in the period in which the impairment charge is recorded.

Such impairment charges reflect non-cash losses at the time of recognition and a subsequent disposition or sale of impaired assets could further affect our future losses or gains as they are based on the difference between the sale price received and the cost of such assets at the time of sale, as may be adjusted for amortization. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to our shareholders could be materially and adversely affected.
Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions, and we cannot assure you that those ratings will not be downgraded.
Some of our investments may be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc. or Realpoint LLC. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of our investments could significantly decline, which would adversely affect the value of our portfolio and could result in losses upon disposition.
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our investments and harm our operating results.
The risks associated with our investments may be more severe in the future during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. In the future, declining real estate values could reduce the level of loan originations, since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal of and interest on our loans if the value of real estate weakens. Further, future declines in real estate values could significantly increase the likelihood that we will incur losses on our investments in the event of default because the value of our collateral may be insufficient to cover our cost on the investment. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to originate or acquire loans. Any of the foregoing risks could materially and adversely affect us.
Investments in non-conforming and non-investment grade rated investments involve an increased risk of default and loss.
Many of our investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated (as is often the case for private loans) or will be rated as non-investment grade by the rating agencies. As a result, these investments should be expected to have a higher risk of default and loss than investment-grade rated assets. Any loss we incur may be significant and may materially and adversely affect us. Our investment guidelines do not limit the percentage of unrated or non-investment grade rated assets we may hold in our portfolio.
Investments in subordinated mortgage interests, mezzanine loans and other assets that are subordinated or otherwise junior in a borrower’s capital structure may expose us to greater risk of loss.
We originate or acquire subordinated mortgage interests, mezzanine loans and other assets that are subordinated or otherwise junior to other financing in a borrower’s capital structure and that involve privately negotiated structures. To the extent we invest in subordinated debt or mezzanine tranches of a borrower’s capital structure, these investments, and our remedies with respect thereto, including the ability to foreclose on any collateral securing the investments, are subject to the rights of holders of more senior tranches in the borrower’s capital structure and, to the extent applicable, contractual intercreditor and/or participation agreement provisions. Significant losses related to these loans or investments could materially and adversely affect us.
As the terms of these investments are subject to contractual relationships among lenders, co-lending agents and others, they can vary significantly in their structural characteristics and other risks. For example, the rights of holders of subordinated mortgage interests to control the process following a borrower default may vary from transaction to transaction. Further, subordinated mortgage interests typically are secured by a single property and accordingly reflect the risks associated with significant concentration.
Like subordinated mortgage interests, mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property. In addition, our investments in senior loans may be effectively subordinated to the extent we borrow under a warehouse line (which can be in the form of a repurchase facility) or similar facility and pledge the senior loan as collateral. Under these arrangements, the lender has a right to repayment of the borrowed amount before we can collect on the value of our loan, and therefore if the value of the pledged senior loan decreases below the amount we have borrowed, we could experience significant losses.
The CRE loans that we originate or acquire may be non-recourse loans, and the assets securing these loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan, which could materially and adversely affect us.
Most CRE loans represent non-recourse obligations of the borrower, with the exception of certain limited purpose guarantees such as customary non-recourse carve-outs for certain “bad acts” by a borrower, environmental indemnities and, in some cases, completion guarantees, carry guarantees and limited payment guarantees. Consequently, we do not typically have recourse (or have very limited recourse for specified purposes) against the assets of the borrower or its sponsor other than our recourse to specified loan collateral. In the event of a borrower default under one or more of our loans, we bear a risk of loss to the extent of any deficiency between the value of the specified collateral and the unpaid principal balance on our loan, absent recoveries to us under any applicable guarantees, which could materially and adversely affect us. In addition, we may incur substantial costs and delays in realizing the value of such collateral. Further, although a loan may provide for limited recourse to a principal, parent or other affiliate of the borrower, there is no assurance that we will be able to recover our deficiency from any such party or that its assets would be sufficient to pay any otherwise recoverable claim. In the event of the bankruptcy of a borrower, the loans to that borrower will be deemed to be secured only to the extent of the value of any underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the loan or lien securing the loan could be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession.
We may be subject to additional risks associated with CRE loan participations.
Our CRE loans may be held in the form of participation interests or co-lender arrangements in which we share the loan rights, obligations and benefits with other lenders. With respect to participation interests, we may require the consent of these parties to exercise our rights under the loans, including rights with respect to amendment of loan documentation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings. In circumstances where we hold a minority interest, we may become bound to actions of the majority to which we otherwise would object. We may be adversely affected by this lack of control with respect to these interests.
If we originate or acquire CRE loans or CRE-related assets secured by liens on facilities that are subject to a ground lease and the ground lease is terminated unexpectedly, our interests in the loans or assets could be materially and adversely affected.
A ground lease is a lease of land, usually on a long-term basis, that does not include buildings or other improvements on the land. Normally, any real property improvements made by the lessee during the term of the lease will revert to the landowner at the end of the lease term. We may originate or acquire CRE loans or CRE-related assets secured by liens on facilities that are subject to a ground lease, and, if the ground lease were to expire or terminate unexpectedly, due to the borrower’s default on the ground lease, our interests in the loans could be materially and adversely affected. Additionally, any rent payments that the borrower may be obligated to make pursuant to the terms of such ground lease would reduce cash flows available to the borrower from the property, which may in turn impair the borrower’s ability to repay the borrower’s obligations to us.
Any distressed loans or other investments we make, or investments that later become non-performing, may subject us to losses and other risks relating to bankruptcy proceedings, which could materially and adversely affect us.
Our loans and other investments may include distressed investments (for example, investments in defaulted, out-of-favor or distressed bank loans and debt securities), or certain of our investments may become non-performing following our origination or acquisition thereof. Certain of our investments may include properties that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers not experiencing such difficulties. Loans or securities of financially or operationally troubled issuers are also typically less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the loans or securities of financially or operationally troubled borrowers or issuers involves a high degree of credit and market risk.
In certain limited cases (for example, in connection with a workout, restructuring or foreclosure proceeding involving one or more of our investments), the success of our investment strategy will depend, in part, on our ability to effectuate loan modifications and/or restructure and improve the operations of our borrowers. The activity of identifying and implementing successful restructuring programs and operating improvements entails a high degree of uncertainty. There can be no assurance that we will be able to identify and implement successful restructuring programs and improvements with respect to any distressed loans or other investments we may have from time to time.
These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our loans or other investments and, in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our loans or other investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions held by us, may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructuring of the debt through principles such as the “cramdown” provisions of the bankruptcy laws. Any of the foregoing results could materially and adversely affect us.
There may be circumstances in which our investments could be subordinated to claims of other creditors, or we could be subject to lender liability claims.
If one of our borrowers were to go bankrupt, depending on the facts and circumstances, a bankruptcy court might re-characterize our investment and subordinate all or a portion of our claim to that of other creditors. In addition, we could be subject to lender liability claims if we are deemed to be too involved in a borrower’s business or exercise control over such borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance to a borrower to which we have made a debt investment.
As a debt investor, we are often not in a position to exert influence on borrowers, and the shareholders and management of such borrowers may make decisions that could decrease the value of investments in such borrower.
As a debt investor, we are subject to the risk that a borrower may make business decisions with which we disagree and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a borrower may make decisions that could decrease the value of our investment in such borrower.
Insurance proceeds on a property may not cover all losses, which could result in the corresponding non-performance of or loss on our investment related to such property.
There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might result in insurance proceeds insufficient to repair or replace an asset if it is damaged or destroyed. Under these circumstances, the borrower’s receipt of insurance proceeds with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the loss of anticipated cash flow from, and the asset value of, the affected asset and the value of our investment related to such property.
Prepayment rates may adversely affect the yield on our loans and the value of our portfolio of assets.
The value of our assets may be affected by prepayment rates on loans. In periods of declining interest rates, prepayment rates on loans will generally increase. If interest rates decline, the proceeds of prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In periods of increasing interest rates and/or credit spreads, prepayment rates on loans will generally decrease, which could impact our liquidity, or increase our potential exposure to loan non-performance. In addition, if we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the asset may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the asset may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.
Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.
CRE valuation is inherently subjective and uncertain.
The valuation of CRE assets and therefore the valuation of any underlying collateral relating to loans and other investments made by us is inherently subjective and uncertain due to, among other factors, the individual nature of each property, its location, the expected future cash flows from that particular property, future market conditions, changing demand for various types of real estate and the valuation methodology adopted. In addition, where we invest in construction loans, initial assessments will assume completion of the project. As a result, the valuations of the CRE assets against which we will make loans and other investments are subject to a large degree of uncertainty, which has increased due to the current market volatility, and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt or equity capital availability in the CRE markets.
Our investments expose us to risks associated with debt-oriented real estate investments generally.
We invest primarily in debt and debt-like preferred equity in or relating to real estate assets. Any deterioration of real estate fundamentals generally, and in the Southern U.S. in particular, could negatively impact our performance by making it more difficult for our borrowers to satisfy their debt payment obligations to us, increasing the default risk applicable to borrowers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of our borrowers and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy supply shortages, various uninsured or uninsurable risks, natural disasters, outbreaks of pandemics or contagious diseases, terrorism, acts of war, changes in government regulations (such as rent control, moratoriums against tenant evictions or foreclosures or regulation of greenhouse gas emissions), political and legislative uncertainty, changes in real property tax rates and operating expenses, changes in interest rates, changes in monetary policy, changes in consumer spending, currency exchange rates changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, demand and/or real estate values generally and other factors that are beyond our control.
Recent concerns about the real estate market, elevated interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. We cannot predict the degree to which economic conditions generally, and the conditions for CRE debt investing in particular, will improve or decline. Declines in the performance of relevant regional and global economies or in the CRE debt market could have a material adverse effect on us.
We may invest in derivative instruments, which would subject us to increased risk of loss.
Subject to qualifying and maintaining our qualification as a REIT, we may invest in derivative instruments. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. The prices of derivative instruments, including swaps, futures, forwards and options, are highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded on an exchange. The risk of non-performance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also typically not subject to the same type of investor protections or governmental regulation as exchange-traded instruments.
In addition, we may invest in derivative instruments that are neither presently contemplated nor currently available, but which may be developed in the future, to the extent such opportunities are both consistent with our investment objectives and legally permissible. Any such investments may expose us to unique and presently indeterminate risks, the impact of which may not be capable of determination until such instruments are developed and/or we determine to make such an investment.
If the loans that we originate or acquire do not comply with applicable laws, we may be subject to penalties, which could materially and adversely affect us.
Loans that we originate or acquire may be directly or indirectly subject to U.S. federal, state or local governmental laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of laws intended to protect the public interest, including, without limitation, the Truth in Lending, Equal Credit Opportunity, Fair Housing and Americans with Disabilities Acts and local zoning laws (including, but not limited to, zoning laws that allow permitted non-conforming uses). If we or any other person fails to comply with such laws in relation to a loan that we have originated or acquired, legal penalties may be imposed, which could materially and adversely affect us. Additionally, jurisdictions with “one action,” “security first” and/or “antideficiency rules” may limit our ability to foreclose on a real property or to realize on obligations secured by a real property. In the future, new laws may be enacted or imposed by U.S. federal, state or local governmental entities, and such laws could have a material adverse effect on us.
We may not control the servicing of mortgage loans in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
Third parties may service certain of our investments, and their responsibilities will include all services and duties customary to servicing and sub-servicing mortgage loans in a diligent manner consistent with prevailing mortgage loan servicing standards, such as the collection and remittance of payments on our mortgage loans, administration of mortgage escrow accounts, collection of insurance claims and foreclosure. Should a servicer experience financial or operational difficulties, it may not be able to perform these services or these services may be curtailed, including any obligation to advance payments of amounts due from delinquent loan obligors. For example, typically a servicer’s obligation to make advances on behalf of a delinquent loan obligor is limited to the extent that it does not expect to recover the advances from the ultimate disposition of the collateral pledged to secure the loan. In addition, as with any external service provider, we are subject to the risks associated with inadequate or untimely services for other reasons such as fraud, negligence, errors, miscalculations or other reasons. The ability of a servicer to effectively service our loans may be critical to our success. The failure of a servicer to effectively service our loans could materially and adversely affect us.
Liability relating to environmental matters may impact the value of our loans or of properties that we may acquire upon foreclosure of the properties underlying our investments.
To the extent we take title to any of the properties underlying our investments, we may be subject to environmental liabilities arising from the foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of hazardous substances on a property may adversely affect our ability to sell the property, and we may incur substantial remediation costs. As a result, the discovery of material environmental liabilities attached to those properties could materially and adversely affect us.
In addition, the presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our loans becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant loan held by us and could materially and adversely affect us.

Climate change has the potential to impact the properties underlying our investments.
Currently, it is not possible to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions will impact CRE properties. However, any such future laws and regulations imposing reporting obligations or limitations on greenhouse gas emissions or additional taxation of energy use could require the owners of properties to make significant expenditures to attain and maintain compliance. Any such increased costs could impact the financial condition of our borrowers and their ability to meet their loan obligations to us. Consequently, any new legislative or regulatory initiatives related to climate change could adversely affect our business.
We also face business trend-related climate risks. Investors are increasingly taking into account Environmental, Social, and Governance factors, including climate risks, in determining whether to invest in companies or properties. Additionally, our reputation and investor relationships could be damaged as a result of our involvement with certain industries or assets associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change its activities in response to considerations relating to climate change.
The physical impact of climate change could also have a material adverse effect on the properties underlying our investments. Physical effects of climate change such as increases in temperature, sea levels, the severity of weather events and the frequency of natural disasters, such as hurricanes, tropical storms, tornadoes, wildfires, floods and earthquakes, among other effects, could damage the properties underlying our investments. The costs of remediating or repairing such damage, or of investments made in advance of such weather events to minimize potential damage, could be considerable. Additionally, such actual or threatened climate change related damage could increase the cost of, or make unavailable, insurance on favorable terms on the properties underlying our investments. Such repair, remediation or insurance expenses could reduce the net operating income of the properties underlying our investments which may in turn impair borrowers’ ability to repay their obligations to us.
Subject to the approval of our Board (which must include a majority of our independent directors), our Manager may change our investment strategies or guidelines, financing strategies or leverage policies without the consent of our shareholders.
Subject to the approval of our Board (which must include a majority of our independent directors), our Manager may change our investment strategies or guidelines, financing strategies or leverage policies with respect to loans, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our shareholders, which could result in a portfolio with a different risk profile than that of our existing portfolio or of a portfolio comprised of our target loans. A change in our investment strategy may increase our exposure to interest rate risk, default risk and commercial real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making loans in asset categories different from those described in this Annual Report. Any changes to our investment guidelines will require an amendment to our Management Agreement. Such amendments or other material information regarding such strategies and policies will be disclosed through the filing of current or periodic reports with the SEC. These changes could adversely affect our financial condition, results of operations, the market price of our equity and our ability to make distributions to our shareholders.
Changes in laws or regulations governing our operations, including laws and regulations governing REITs, or those of our competitors, or changes in the interpretation thereof, or newly enacted laws or regulations, could result in increased competition for our target assets, require changes to our business practices and collectively could adversely impact our revenues and impose additional costs on us, which could materially and adversely affect us.
The laws and regulations governing REITs by state and federal governments and our operations or those of our competitors, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. We may be required to adopt or suspend certain business practices as a result of any changes, which could impose additional costs on us, which could materially and adversely affect us. For example, as a result of the COVID-19 pandemic, some government entities instituted moratoria on business activities, construction, evictions and foreclosures and rent cancellation. These measures and future measures of this kind may adversely affect us or our borrowers. Furthermore, if “regulatory capital” or “capital adequacy” requirements-whether under the Dodd-Frank Act, Basel III, or other regulatory action-are further strengthened or expanded with respect to lenders that provide us with debt financing, or were to be imposed on us directly, they or we may be required to limit or increase the cost of financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.
In addition, various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to originate loans and participate in certain other investments that are not available or attractive to these more regulated institutions. However, proposals for legislation that would change how the financial services industry is regulated are continually being introduced in the U.S. Congress and in state legislatures. Federal financial regulatory agencies may adopt regulations and amendments intended to effect regulatory reforms including reforms to certain Dodd-Frank-related regulations. Prospective investors should be aware that changes in the regulatory and business landscape as a result of the Dodd-Frank Act and as a result of other current or future legislation and regulation may decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available or attractive to, or otherwise pursued by, them, which could have a material adverse impact on us.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will become subject to new regulation. Increased regulation of non-bank lending could negatively impact our results of operations, cash flows and financial condition, impose additional costs on us or otherwise materially and adversely affect us.
State licensing requirements may cause us to incur expenses, and our failure to be properly licensed may have a material adverse effect on us.
Some jurisdictions require non-bank companies to hold licenses to conduct lending activities. State licensing statutes vary from state to state and may prescribe or impose: various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. If required, obtaining and maintaining state licenses will cause us to incur expenses and failure to be properly licensed under state law or otherwise may have a material adverse effect on us.
We depend on our Manager and its affiliates to develop appropriate systems and procedures to control operational risk.
We depend on our Manager and its affiliates to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We will rely heavily on our Manager’s financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage its portfolio. Generally, our Manager will not be liable for losses incurred due to the occurrence of any such errors.
We may not be able to obtain or maintain required licenses and authorizations to conduct our business and may fail to comply with various state and federal laws and regulations applicable to our business.
In general, lending is a highly regulated industry in the United States and we are required to comply with, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act of 1974 (the “Equal Credit Opportunity Act”) that are applicable to commercial loans, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), regulations promulgated by the Office of Foreign Asset Control, various laws, rules and regulations related to the U.S. federal and state securities laws and regulations. In addition, certain states have adopted laws or regulations that may, among other requirements, require licensing of lenders and financiers, prescribe disclosures of certain contractual terms, impose limitations on interest rates and other charges, and limit or prohibit certain collection practices and creditor remedies.
There is no guarantee that we will be able to obtain, maintain or renew any required licenses or authorizations, which vary state-to-state, to conduct our business or that we would not experience significant delays in obtaining these licenses and authorizations. As a result, we could be delayed in conducting certain business if we were first required to obtain certain licenses or authorizations or if renewals thereof were delayed. Furthermore, once licenses are issued and authorizations are obtained, we are required to comply with various information reporting and other regulatory requirements to maintain those licenses and authorizations, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business on an ongoing basis, which may restrict our business and could expose us to penalties or other claims.
Any failure to obtain, maintain or renew required licenses and authorizations or failure to comply with regulatory requirements that are applicable to our business could result in material fines and disruption to our business and could have a material adverse effect on our business, financial condition, operating results and our ability to make distributions to our shareholders.
We may be subject to claims by third parties asserting that we have caused our, our Manager’s or our Manager’s affiliates’ directors, officers, employees, consultants or advisors to breach the terms of their non-competition or non-solicitation agreement.
Many of our, our Manager’s and our Manager’s affiliates’ directors, officers, employees, consultants and advisors are currently or were previously employed at business development companies and other investment vehicles, including our potential competitors. Although we try to ensure that our, our Manager’s and our Manager’s affiliates’ directors, officers, employees, consultants and advisors do not inadvertently violate their non-competition or non-solicitation agreements with third parties in their work for us, we may in the future be subject to claims that we have caused such individuals to breach the terms of such agreements.
If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable personnel and our business, financial condition, liquidity, results of operations and ability to make distributions to equity holders may be adversely affected. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and could be a distraction to management. In addition, any litigation or threat thereof may adversely affect the ability of us, our Manager and affiliates of our Manager to hire future employees or contract with third parties.
An epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19) could materially and adversely impact or cause disruption to our borrowers and their operations, and in turn our ability to continue to execute our business plan.
An epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19) could have material and adverse effects on our borrowers and their operations, as well as on our performance, financial condition, results of operations and cash flows due to, among other factors:
•a complete or partial closure of, or other operational issues at, one or more of our borrowers’ locations resulting from government or such company’s actions;
•difficulty accessing equity and debt capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions that may affect our access to capital necessary to fund business operations and our borrowers’ ability to fund their business operations and meet their obligations to us;
•delays in construction at the properties of our borrowers, which may adversely impact their ability to commence operations and generate revenues from projects; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, resulting in a deterioration in our ability to ensure business continuity during a disruption.
The outcome of the 2024 presidential election could materially and adversely impact or cause disruption to our borrowers and their operations, and in turn our ability to continue to execute our business plan.
As a result of the 2024 presidential election, there is a new administration and it is unclear what changes in federal policy, including tax policies, and at regulatory agencies may occur over time through policy and personnel changes. Such policy changes often lead to changes involving the level of oversight and focus on certain industries and corporate entities. The nature, timing, economic and political effects of potential changes to the current legal and regulatory frameworks affecting the CRE industry remain uncertain. As a result, the outcome of the 2024 presidential election could materially and adversely impact or cause disruption to our borrowers and their operations, and in turn our ability to continue to execute our business plan.
Risks Related to Sources of Financing Our Business
Our growth depends on external sources of capital, which may not be available on favorable terms or at all.
We intend to grow by expanding our portfolio of investments, which we finance primarily through newly-issued equity or debt. We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable, due to global or regional economic uncertainty, changes in the state or federal regulatory environment relating to our business, our own operating or financial performance or otherwise, to access capital markets on a timely basis and on favorable terms or at all. In addition, U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gain and certain non-cash income, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of such taxable income. Because we intend to grow our business, this limitation may require us to raise additional equity or incur debt at a time when it may be disadvantageous to do so.
Our access to capital depends upon a number of factors over which we have little or no control, including, but not limited to:
•general economic or market conditions;
•the market’s view of the quality of our assets;
•the market’s perception of our growth potential;
•the current regulatory environment with respect to our business; and
•our current and potential future earnings and cash distributions.
If general economic instability or downturn leads to an inability to borrow at attractive rates or at all, our ability to obtain capital to finance our investments could be negatively impacted.
If we are unable to obtain capital on terms and conditions that we find acceptable, we likely will have to reduce the investments we make. In addition, our ability to refinance all or any debt we may incur in the future, on acceptable terms or at all, is subject to all of the above factors, and will also be affected by our future financial position, results of operations and cash flows, which additional factors are also subject to significant uncertainties, and therefore we may be unable to refinance any debt we may incur in the future, as it matures, on acceptable terms or at all. If we are unable to refinance debt incurred to finance our loans, we also may have to forego other investment opportunities that require equity and our liquidity may be diminished. All of these events would have a material adverse effect on our business, financial condition, liquidity and results of operations.
For our borrowed money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
We use borrowings, also known as leverage, to finance the acquisition of a portion of our investments. The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in shares of our common stock. If the value of our assets increases, leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have, had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not used leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our shareholders. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads.
Global economic, political and market conditions could have a significant adverse effect on our business, financial condition, liquidity and results of operations, including a negative impact on our ability to access the debt markets on favorable terms.
Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our equity. Additionally, concerns regarding a potential increase in inflation would likely cause interest rates and borrowing costs to rise.
Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the effect of the United Kingdom leaving the European Union, and market volatility and loss of investor confidence driven by political events. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
The Chinese capital markets have also experienced periods of instability over the past several years. These market and economic disruptions, have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.
The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, the potential trade war with China, relations between Russia and Ukraine and the conflict between Israel and Hamas and Israel and Hezbollah could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.
We may incur significant debt, which may subject us to restrictive covenants and increased risk of loss and may reduce cash available for distributions to our shareholders.
Subject to market conditions and availability, we may incur significant debt through bank credit facilities (including term loans and revolving facilities), public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our portfolio’s cash flow. While our Revolving Credit Agreement contains restrictions on the amount of debt we may incur, we still have the ability under such restrictions to significantly increase the amount of leverage we utilize at any time without approval of our shareholders. Leverage can enhance our potential returns but can also exacerbate our losses. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including, but not limited to, the risks that:
•our cash flow from operations may be insufficient to make required payments of principal of and interest on the debt we incur or we may fail to comply with all of the other covenants contained in such debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, and/or (iii) the loss of some or all of our assets to foreclosure or sale;
•we may be unable to borrow additional funds as needed or on favorable terms, or at all;
•to the extent we borrow debt that bears interest at variable rates, increases in interest rates could materially increase our interest expense;
•our default under any loan with cross-default provisions could result in a default on other indebtedness;
•incurring debt may increase our vulnerability to adverse economic and industry conditions with no assurance that loan yields will increase with higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on the debt we may incur, thereby reducing funds available for operations, future business opportunities, shareholder distributions, including distributions currently contemplated or necessary to satisfy the requirements for REIT qualification, or other purposes; and
•we are not able to refinance debt that matures prior to the loan it was used to finance on favorable terms, or at all.
There can be no assurance that a leveraging strategy will be successful. If any one of these events were to occur, our financial condition, results of operations, cash flow, and our ability to make distributions to our shareholders could be materially and adversely affected.

Our indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations.
The restrictive covenants in our Revolving Credit Facility impact the way in which we conduct our business because of financial and operating covenants. Given the restrictive covenants in our Revolving Credit Facility, our indebtedness could have significant adverse consequences to us, such as:
•limiting our ability to satisfy our financial obligations;
•limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;
•limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
•limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
•restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;
•covenants in the agreements governing our and our subsidiaries’ existing and future indebtedness;
•exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ debt instruments that could have a material adverse effect on our business, financial condition and operating results;
•increasing our vulnerability to a downturn in general economic conditions; and
•limiting our ability to react to changing market conditions in our industry and in our borrowers’ industries.
We may not be able to generate sufficient cash flow to meet our debt service obligations.
Our ability to make payments on our outstanding debt, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness, including our Revolving Credit Facility and the SRTF Credit Facility, or to fund our other liquidity needs. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase.
We may need to refinance all or a portion of our indebtedness, including our Revolving Credit Facility and the SRTF Credit Facility, on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:
•our financial condition and market conditions at the time; and
•restrictions in the agreements governing our indebtedness.
As a result, we may not be able to refinance any of our indebtedness, including our Revolving Credit Facility and the SRTF Credit Facility, on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, including payments on our Revolving Credit Facility and the SRTF Credit Facility. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity or delaying capital expenditures, or strategic acquisitions and alliances, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to effect any of these actions on commercially reasonable terms, or at all.
Any lending facilities will impose restrictive covenants.
Any lending facilities which we enter would be expected to contain customary negative covenants and other financial and operating covenants similar to the restrictive covenants in the Revolving Credit Facility that, among other things, may affect our ability to incur additional debt, make certain investments or acquisitions, reduce liquidity below certain levels, make distributions to our shareholders, redeem debt or equity securities and impact our flexibility to determine our operating policies and investment strategies. For example, such loan documents would typically be expected to contain negative covenants that would limit, among other things, our ability to repurchase our equity, distribute more than a certain amount of our net income or funds from operations to our shareholders, employ leverage beyond certain amounts, sell assets, engage in mergers or consolidations, grant liens, and enter into transactions with affiliates. If we fail to meet or satisfy any such covenants, we would likely be in default under these agreements, and the lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We could also become subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, such restrictions could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT.
Any bank credit facilities that we may use in the future to finance our operations may require us to provide collateral or pay down debt.
We may utilize bank credit facilities (including term loans and revolving facilities) to finance our investments if they become available on acceptable terms. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. If we cannot meet these requirements, lenders could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, if a lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of such loans. Such an event could restrict our access to bank credit facilities and increase our cost of capital. The providers of bank credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to obtain leverage as fully as we would choose, which could reduce the return on our investments. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.
In addition, there can be no assurance that we will be able to obtain bank credit facilities on favorable terms, or at all. Banks and other financial institutions may be reluctant to enter into lending transactions with us.
Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.
In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision (the “Basel Committee”) adopted the Basel III standards several years ago to reform, among other things, bank capital adequacy, stress testing, and market liquidity risk. United States regulators have elected to implement substantially all of the Basel III standards and have even implemented rules requiring enhanced supplementary leverage ratio standards, which impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the United States. Adoption and implementation of the Basel III standards and the supplemental regulatory standards adopted by United States regulators may negatively impact our access to financing or affect the terms of our future financing arrangements due to an increase in capital requirements for, and constraints on, the financial institutions from which we may borrow.
Moreover, in January 2019, the Basel Committee published its revised capital requirements for market risk, known as Fundamental Review of the Trading Book (“FRTB”), which are expected to generally result in higher global capital requirements for banks that could, in turn, reduce liquidity and increase financing and hedging costs. United States federal bank regulatory agencies released a formal FRTB proposal in July 2023. Under the proposal, large banks would begin transitioning to the new framework on July 1, 2025, with full compliance starting July 1, 2028. The impact of FRTB will not be known until after any resulting rules are finalized and implemented by the United States federal bank regulatory agencies.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our shareholders.
Subject to qualifying and maintaining our qualification as a REIT, we may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
▪interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
▪available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
▪the duration of the hedge may not match the duration of the related liability or asset;
▪our hedging opportunities may be limited by the treatment of hedging transactions, and income from hedging transactions, under the rules determining REIT qualification;
▪the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
▪the party owing money in the hedging transaction may default on its obligation to pay; and
▪we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our shareholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
We are subject to counterparty risk associated with our hedging activities.
We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceedings. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. Counterparty risk with respect to certain exchange-traded and over-the-counter derivatives may be further complicated by recently enacted U.S. financial reform legislation.
Risks Related to the Spin-Off
We have limited history of operating as an independent company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.
This Annual Report presents our financial information for the fiscal year ended December 31, 2024, which includes the period from January 1, 2024 to July 8, 2024 (prior to consummation of the Separation, the Distribution and the Spin-Off) (the “Pre-Spin Period”) and the period from July 9, 2024 to December 31, 2024 (from and after consummation of the Separation, the Distribution and the Spin-Off). Financial information included in this Annual Report representing the Pre-Spin Period is derived from AFC’s accounting records and is presented on a standalone basis as if the Company had been conducted independently from AFC. Accordingly, the Pre-Spin Period financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during such period or those that we will achieve in the future primarily as a result of the factors described below:
▪Prior to the Spin-Off, our working capital requirements and capital for our general corporate purposes, including capital expenditures and acquisitions, were satisfied as part of the corporate-wide cash management policies of AFC. We may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.

▪Prior to the Spin-Off, we had operated as a wholly-owned subsidiary of AFC and as part of its broader corporate organization, rather than as an independent company. AFC, AFC’s external manager or one of their respective affiliates performed various corporate functions for us, such as legal, treasury, accounting, auditing, human resources, investor relations, and finance. Our historical financial results for the Pre-Spin Period reflect allocations of corporate expenses from AFC for such functions, which may be less than the expenses we would have incurred had we operated as a separate, publicly-traded company.
▪Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and customer relationships, as well as the management fee to AFC’s external manager. While we have sought to minimize the impact on SUNS when separating these arrangements, the execution of the management agreement with our Manager, the administrative services agreement between our Manager and TCG Services and the services agreement between our Manager and SRT Group, there is no guarantee these arrangements will continue to capture these benefits in the future.
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from AFC.
Following the Spin-Off, our financial profile changed, and we are a smaller, less diversified company than AFC prior to the Spin-Off.
The Spin-Off resulted in us becoming a smaller, less diversified company with more limited businesses concentrated in our industry. As a result, we may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the diversification of our revenues, costs, and cash flows will diminish as a standalone company, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments may be diminished.
In connection with the separation into two public companies, each of AFC and we agreed to indemnify each other for certain liabilities. If we are required to pay under these indemnities to AFC, our financial results could be negatively impacted. In addition, the AFC indemnities may not be sufficient to hold us harmless from the full amount of liabilities for which AFC will be allocated responsibility, and AFC may not be able to satisfy its indemnification obligations in the future.
Pursuant to the Separation and Distribution Agreement and certain other agreements between AFC and us, each party agreed to indemnify the other for certain liabilities. Third parties could also seek to hold us responsible for any of the liabilities that AFC has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnities from AFC for our benefit may not be sufficient to protect us against the full amount of such liabilities, and AFC may not be able to fully satisfy its indemnification obligations.
Moreover, even if we ultimately succeed in recovering from AFC any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, results of operations and financial condition.
The terms we received in our agreements with AFC and its subsidiaries involve potential conflicts of interest and could be less beneficial than the terms we may have otherwise received from unaffiliated third parties.
The agreements we entered into with AFC in connection with the Spin-Off were prepared in the context of the Spin-Off while we were still a wholly-owned subsidiary of AFC. Accordingly, during the period in which the terms of those agreements were prepared, we did not have an independent Board or a management team that was independent of AFC. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. For example, the allocation of assets, liabilities, rights, indemnification and other obligations between AFC and us under the Separation and Distribution Agreement may have been different if agreed to by two unaffiliated parties.
Some of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in AFC.
Because of their current or former positions with AFC, following the Spin-Off, some of our directors and executive officers own shares of AFC common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. This ownership may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for AFC or us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between AFC and us regarding the terms of the agreements governing the Spin-Off and the relationship thereafter between the companies.
Risks Related to Our Organization and Structure
Provisions in our charter (our “Charter”) and our amended and restated bylaws (our “Bylaws”) may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders, and may prevent attempts by our shareholders to replace or remove our current management.
Our Charter and our Bylaws contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our Charter and Bylaws include, among others, provisions that:
•authorize our Board, without your approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of shares of our preferred stock, par value $0.01 per share (“preferred stock”), debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board in its sole discretion may determine;
•authorize “blank check” preferred stock, which could be issued by our Board without shareholder approval, subject to certain specified limitations, and may contain voting, liquidation, dividend and other rights senior to our common stock;
•establish a classified Board such that not all members of the Board are elected at each annual meeting of shareholders, which may delay the ability of our shareholders to change the membership of a majority of our Board;
•specify that only our Board, the chairman of our Board, our chief executive officer or president or, upon the written request of shareholders entitled to cast not less than a majority of the votes entitled to be cast, our secretary can call special meetings of our shareholders;
•establish advance notice procedures for shareholder proposals to be brought before an annual meeting of our shareholders, including proposed nominations of individuals for election to our Board;
•provide that a majority of directors then in office, even though less than a quorum, may fill any vacancy on our Board, whether resulting from an increase in the number of directors or otherwise, and that any director elected to fill such vacancy shall serve for the remainder of the full term of the class to which such director was elected and until his or her successor is duly elected and qualifies;
•specify that no shareholder is permitted to cumulate votes at any election of directors;
•provide our Board the exclusive power to adopt, alter or repeal any provision of our Bylaws and to make new Bylaws; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our Charter.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
Any provision of our Charter or Bylaws that has the effect of delaying or deterring a change in control could limit your opportunity to receive a premium for your shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Charter and Bylaws described above.
Our authorized but unissued shares of common stock and preferred stock may prevent a change in control of our Company.
The Charter authorizes us to issue shares of our common stock and our preferred stock without shareholder approval, subject to certain specified limitations. In addition, subject to certain voting rights specifically provided in our Charter or by state statute, our Board may, without shareholder approval, amend the Charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of our common stock and our preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board may, subject to certain specified limitations, establish a class or series of shares of our common stock and our preferred stock that could delay or prevent a merger, third-party tender offer, change of control or similar transaction or a change in incumbent management that might involve a premium price for shares of our common stock or otherwise be in the best interests of our shareholders.
The Maryland General Corporation Law prohibits certain business combinations, which may make it more difficult for us to be acquired.
We are a Maryland corporation and subject to the Maryland General Corporation Law (“MGCL”). Under the MGCL, “business combinations” between a Maryland corporation and an “interested shareholder” or an affiliate of an interested shareholder are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested shareholder is defined as: (a) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the then-outstanding voting stock of a corporation; or (b) an affiliate or associate of a corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding stock of such corporation.
A person is not an interested shareholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested shareholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.
After the expiration of the five-year period described above, any business combination between a Maryland corporation and an interested shareholder must generally be recommended by the board of directors of such corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of the then-outstanding shares of voting stock of such corporation; and
•two-thirds of the votes entitled to be cast by holders of voting stock of such corporation, other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected, or held by an affiliate or associate of the interested shareholder.
These supermajority vote requirements do not apply if the corporation’s common shareholders receive a minimum price, as defined under the MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its shares. The MGCL also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested shareholder becomes an interested shareholder.
Pursuant to the statute, our Board has adopted a resolution exempting any business combination with Leonard M. Tannenbaum, or any of his affiliates. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to a business combination between us and Leonard M. Tannenbaum or any of his affiliates. As a result, Leonard M. Tannenbaum or any of his affiliates may be able to enter into business combinations with us that may not be in the best interests of our shareholders, without compliance with the supermajority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of our Company and increase the difficulty of consummating any offer.
In addition, under the MGCL, holders of our “control shares” (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares. Our Bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our capital stock. There can be no assurance that this exemption will not be amended or eliminated at any time in the future.

The Charter contains provisions that make removal of our directors difficult, which could make it difficult for our shareholders to effect changes to management.
The Charter provides that a director may only be removed for cause upon the affirmative vote of holders of a majority of the votes entitled to be cast generally in the election of directors. This requirement makes it more difficult to change our management by removing and replacing directors and may prevent a change of control that is in the best interests of our shareholders.
Our Bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees, if any, and could discourage lawsuits against us and our directors, officers and employees, if any.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in the MGCL, (b) any derivative action or proceeding brought on our behalf (other than actions arising under federal securities laws), (c) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our shareholders, (d) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the MGCL or our Charter or Bylaws or (e) any other action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Furthermore, our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claim arising under the Securities Act.
These exclusive forum provisions may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors, officers, or employees, if any, which may discourage such lawsuits against us and our directors, officers, and employees, if any. Alternatively, if a court were to find the choice of forum provisions contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results. For example, under Section 22 of the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, there is uncertainty as to whether a court would enforce our exclusive forum provisions. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, the exclusive forum provisions described above do not apply to any actions brought under the Exchange Act.
Ownership limitations contained in the Charter may restrict change of control or business combination opportunities in which our shareholders might receive a premium for their shares.
In order for us to qualify as a REIT, for each taxable year after our first REIT taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any taxable year (other than the first year for which an election to be a REIT has been made). “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, the Charter includes ownership limits based on the value and number of outstanding shares of our capital stock. Subject to certain exceptions, (i) no person, other than a Qualified Institutional Investor (as defined in our Charter) or an Excepted Holder (as defined in our charter), shall beneficially own or constructively own shares of our capital stock in excess of the aggregate stock ownership limit set forth in our Charter, (ii) no Qualified Institutional Investor, other than an Excepted Holder, shall beneficially own or constructively own shares of our capital stock in excess of the aggregate stock ownership limit applicable to Qualified Institutional Investor as set forth in our Charter and (iii) no Excepted Holder shall beneficially own or constructively own shares of our capital stock in excess of the stock ownership limit applicable to such Excepted Holder. Leonard M. Tannenbaum is an Excepted Holder and may maintain an equity interest up to 29.9% in value or number of shares, whichever is more restrictive, of our Company. These ownership limitations could have the effect of discouraging a takeover or other transaction in which our shareholders might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Maintenance of our exemption from registration under the Investment Company Act may impose significant limits on our operations. Your investment return in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.
We intend to conduct our operations so that we will be exempt from the provisions of the Investment Company Act pursuant to an exemption contained in 3(c)(5) thereunder. The Investment Company Act provides certain protection to investors and imposes certain restrictions on registered investment companies (including, for example, limitations on the ability of registered investment companies to incur leverage), none of which will be applicable to us.
The exemption contained in 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of an entity’s portfolio must be comprised of qualifying assets and at least another 25% of the portfolio must be comprised of real estate-related assets under the Investment Company Act (and no more than 20% comprised of non-qualifying or non-real assets). “Qualifying assets” for this purpose include, for example, certain mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as interpreted by the SEC staff in various no-action letters and other SEC interpretive guidance). Investments that do not satisfy the “qualifying asset” conditions set forth in the relevant SEC staff no-action letters and other guidance, may be classified as real estate-related or non-real estate-related assets, depending upon applicable SEC guidance, if any. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments, preferred equity and the equity securities of other entities may not constitute qualifying assets and therefore our investments in these types of assets may be limited.
We classify our assets for purposes of our 3(c)(5)(C) exemption based upon no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. These no-action positions are based on specific factual situations that may be substantially or entirely different from the factual situations we may face and a number of these no-action positions were issued more than twenty years ago. There may be no guidance from the SEC or its staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act. If we are required to reclassify our assets, we may no longer be in compliance with the exemption from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act.
As a consequence of seeking to maintain an exemption from registration under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments. In particular, a change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. Thus, maintaining our exemption from registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.
A failure by us to maintain this exemption would require us to significantly restructure our investment strategy in a manner that would be less advantageous to us than would be the case in the absence of such requirements. For example, because affiliate transactions are generally prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, which could have a material adverse effect on our ability to operate the business and pay distributions. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of such entity and liquidate its business.
Rapid and steep declines in the values of our commercial real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the Investment Company Act.
If the market value or income potential of commercial real estate-related investments declines as a result of increased interest rates or other factors, we may need to increase our commercial real estate loans and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act. If the decline in commercial real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish.

This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
Our rights and the rights of our shareholders to recover on claims against our directors and officers are limited, which could reduce our and our shareholders’ recovery against them if they negligently cause us to incur losses.
The MGCL provides that a director has no liability in such capacity if the director performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. A director who performs his or her duties in accordance with the foregoing standards should not be liable to us or any other person for failure to discharge his or her obligations as a director.
The Charter permits us, and the Bylaws require us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable costs, fees and expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to, or witness in, the proceeding by reason of his or her service in that capacity. With the approval of our Board, we may provide such indemnification and advance for expenses to any individual who served a predecessor of our Company in any of the capacities described above and any employee or agent of our Company or a predecessor of our Company, including our Manager and its affiliates. In addition to the indemnification provided by the Charter and Bylaws, we have entered into indemnification agreements to indemnify, and advance certain fees, costs and expenses to, our directors and officers, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements.
We are permitted, to the fullest extent permitted by law, and currently maintain insurance on behalf of our directors and officers. Alternatively, we may in the future establish a sinking fund to contribute a specified amount of cash on a monthly basis towards insuring such persons against liability. Such insurance or any sinking fund may result in us having to expend significant funds, which will reduce the available cash for distribution to our shareholders.
Risks Related to Our Relationship with our Manager and its Affiliates
Our future success depends on our Manager and its key personnel and investment professionals. We may not find a suitable replacement for our Manager if the Management Agreement is terminated or if such key personnel or investment professionals leave the employment of our Manager or its affiliates or otherwise become unavailable to us.
We rely on the resources of our Manager to manage our day-to-day operations, as we do not separately employ any personnel. We rely completely on our Manager to provide us with investment advisory services and general management services. All of our executive officers also serve as officers or employees of our Manager or its affiliates. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers, key personnel and investment professionals of our Manager and its affiliates as well as the information and deal flow generated by such individuals. The officers, key personnel and investment professionals of our Manager and its affiliates source, evaluate, negotiate, close and monitor our loans; therefore, our success depends on their continued service. The departure of any of the officers, key personnel and investment professionals of our Manager or its affiliates could have a material adverse effect on our business.
Our Manager is not obligated to dedicate any specific personnel exclusively to us. None of our officers are obligated to dedicate any specific portion of their time to our business. Each of them may have significant responsibilities for other investment vehicles managed by affiliates of our Manager. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the commercial real estate markets or distress in the credit markets, the attention of our Manager’s personnel and our executive officers and the resources of our Manager may also be required by other investment vehicles managed by affiliates of our Manager.
Our Manager has entered into the Administrative Services Agreement with TCG Services and Services Agreement with SRT Group pursuant to which our Manager relies on the resources of such affiliates to support our operations. We can give no assurances that these affiliates will be able to perform their obligations to our Manager under any such services agreement that is ultimately entered into. This could, in turn, have a material adverse effect on our business, financial condition and results of operations, and our ability to pay dividends to our shareholders.
In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s and its affiliates’ officers, key personnel and investment professionals due to the termination of the Management Agreement, our Manager being acquired, our Manager being internalized by another client of our Manager, or due to other circumstances. Currently, we are managed by our Board and its officers and by our Manager, as provided for under the Management Agreement. The current term of the Management Agreement will expire on February 22, 2027, and will be automatically renewed for one-year terms thereafter unless otherwise terminated. Furthermore, our Manager may decline to renew the Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If the Management Agreement is terminated and we are unable to find a suitable replacement for our Manager, we may not be able to execute our investment strategy.
Our growth depends on the ability of our Manager to make loans on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns initially and consistently from time to time.
Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on the management and investment teams of our Manager and their ability to identify and to make loans on favorable terms in accordance with our investment strategy as well as on our access to financing on acceptable terms. The demands on the time of the professional staff of our Manager and its affiliates will increase as our portfolio grows and the management of our existing portfolio may divert our Manager’s attention from future potential loans or otherwise slow our rate of investment. Our Manager may be unable to successfully and efficiently integrate new loans into our existing portfolio or otherwise effectively manage our assets or our future growth effectively. We cannot assure you that our Manager or its affiliates will be able to hire, train, supervise, manage and retain new officers and employees to manage future growth effectively, and any such failure could have a material adverse effect on our business. The failure to consummate loans on advantageous terms without substantial expense or delay would impede our growth, would negatively affect our results of operations and our ability to generate cash flow and make distributions to our shareholders, and could cause the value of our common stock to decline.
There are various conflicts of interest in our relationship with our Manager that could result in decisions that are not in the best interests of our shareholders.
We are subject to conflicts of interest arising out of our relationship with our Manager and its affiliates as part of being on the TCG platform. We are managed by our Manager and our executive officers are employees of our Manager or one or more of its affiliates, which are affiliated with TCG. Additionally, our executive officers, including many of our employees, may be employed by or operate other investment vehicles. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager and its affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.
Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager include:
Manager’s advisory activities. Our Manager and its affiliates may sponsor or manage other investment vehicles that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. Currently, an affiliate of our Manager sponsors and manages SRT, a private vehicle which is a part of the TCG platform and that intends to elect to be treated as a REIT, with an investment strategy to provide capital solutions, including loans, to CRE markets in the Southern U.S., similar to SUNS. Consequently, we, on the one hand, and these other investment vehicles, including SRT, on the other hand, may from time to time pursue the same or similar loan opportunities. To the extent such other investment vehicles seek to acquire the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Manager or its affiliates may also give advice to such other investment vehicles that may differ from the advice given to us even though their investment objectives may be the same or similar to ours. In addition to being led by Brian Sedrish, our Chief Executive Officer, SRT is managed by SRT Group, an affiliate of Mr. and Mrs. Tannenbaum, Mr. Sedrish and Mr. Hetzel. Additionally, our Investment Committee and the investment committee of SRT both currently include Mr. Tannenbaum and Mr. Sedrish. As a result, we and our Manager must dedicate a high level of attention to minimizing potential conflicts and other potential issues with respect to the selection of our investments. As described below, we have developed a robust allocation policy designed to address these potential issues.
Allocation of loans. Our Manager and its affiliates endeavor to allocate loan opportunities in a fair and equitable manner, subject to their internal policies. The internal policies of our Manager and its affiliates, which may be amended without our consent, are intended to enable us to share equitably with any other investment vehicles that are managed by our Manager or affiliates of our Manager, such as SRT. These policies may and are expected to change and be updated from time to time, for example, to reflect the ongoing experience of our Manager and its affiliates with respect to allocation matters, changes in circumstances, such as changes in relevant market conditions, certain regulatory considerations, and the acceptance of additional clients by our Manager and its affiliates. In general, loan opportunities are allocated taking into consideration various factors, including, among others, the relevant investment vehicles’ available capital, their investment objectives or strategies, their risk profiles and their existing or prior positions in a borrower or particular loan, their potential conflicts of interest, the nature of the opportunity and market conditions, certain regulatory considerations, the rotation of loan opportunities and any other considerations deemed relevant by our Manager and its affiliates. Nevertheless, it is possible that we may not be given the opportunity to participate in certain loans made by investment vehicles managed by our Manager or affiliates of our Manager. In addition, there may be conflicts in the allocation of loan opportunities among us and the investment vehicles managed by our Manager or affiliates of our Manager.
The allocation policy of our Manager addresses the allocation of investment and disposition opportunities among SUNS and the other Funds advised by our Manager or its affiliates. The policy recognizes that because of commonality and/or overlap of investment objectives and policies among the Funds, investment and/or disposition opportunities that are attractive to SUNS may be attractive to one or more other Funds. Under the allocation policy, which applies to investment advisers affiliated with our Manager, each Fund’s investment committee is responsible for evaluating whether a particular investment opportunity is appropriate at that time for such Fund. If a Fund’s investment committee determines that such investment opportunity is appropriate for such Fund, the investment committee is then responsible for determining the appropriate size of the opportunity to be pursued for such Fund. In making this two-part assessment, the investment committee may consider a variety of factors, including without limitation (i) compliance with governing documents, (ii) compliance with applicable regulations, such as the Investment Company Act and REIT compliance, and (iii) portfolio management considerations, including available capital; investment strategies and objectives; liquidity objectives and constraints; hold size target ranges; tax considerations; applicable regulatory restrictions; risk profile, asset class, geographic location and other diversification and investment concentration parameters; the characteristics of the investment (including the expected return, type of investment, seniority in the capital structure, and call and put features); target returns; and supply or demand for an investment at a given price level, among other considerations.
If multiple Funds determine that an investment is appropriate for each such Fund, such Fund shall be allocated the amount of the investment that it is seeking, as determined by the criteria set forth above. If in such circumstances it is not possible to fully satisfy the size of the investment sought by all such Funds, the opportunity will generally be allocated pro rata in proportion to the level of investment originally sought on behalf of such Fund. Our Manager will conduct ongoing monitoring for compliance with such policy.
Co-investments. Other investment vehicles managed by our Manager or affiliates of our Manager co-invest with us or hold positions in loans where we have also invested, including by means of splitting commitments, participating in loans or other means of syndicating loans. Such loans raise potential conflicts of interest between us and such other investment vehicles. To the extent such investment vehicles seek to acquire the same target assets as us, subject to the internal policies of our Manager and its affiliates described above, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. In such circumstances, the size of the investment opportunity in loans otherwise available to us may be less than it would otherwise have been, and we may participate in such opportunities on different and potentially less favorable economic terms than such other parties if our Manager deems such participation as being otherwise in our best interests. Furthermore, when such other investment vehicles have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant borrower, potentially resulting in an adverse impact on us. If we participate in a co-investment with an investment vehicle managed by our Manager or an affiliate of our Manager and such vehicle fails to fund a future advance on a loan, we may be required to, or we may elect to, cover such advance and invest additional funds. In addition, if we and such other investment vehicles invest in different classes or types of debt, equity or other investments relating to the same borrower, actions may be taken by such other investment vehicles that are adverse to our interests, including, but not limited to, during a work-out, restructuring or insolvency proceeding or similar matter occurring with respect to such loan. Subject to applicable internal policies of our Manager and its affiliates, our Manager and/or its affiliates may also from time to time serve as administrative agent to all lenders of such co-invested loans. In such a case, there may arise potential conflicts of interest between us, such other investment vehicles and/or such affiliated administrative agent.
Investments into investment vehicles managed by our Manager or affiliates of our Manager and their borrowers. We may invest in, acquire, sell assets to or provide financing to investment vehicles managed by our Manager or affiliates of our Manager and their borrowers or purchase assets from, sell assets to, or arrange financing from any such investment vehicles and their borrowers. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.
Fees and expenses. We will be responsible for certain fees and expenses as determined by our Manager, including due diligence costs, legal, accounting and financial advisor fees and related costs, incurred in connection with evaluating and consummating loan opportunities, regardless of whether such loans are ultimately consummated by the parties thereto.
The ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business and may result in certain conflicts of interest.
Certain of our officers and directors and the officers and other personnel of our Manager also serve or may serve as officers, directors or partners of certain affiliates of our Manager, as well as investment vehicles sponsored by such affiliates, including investment vehicles or managed accounts not yet established, whether managed or sponsored by affiliates or our Manager. For example, our Chief Executive Officer, Brian Sedrish also serves as Chief Executive Officer of SRT, and is expected to be the Chief Executive Officer for other entities focused on CRE that are affiliated with our Manager. Additionally, our Chief Financial Officer and Treasurer, Brandon Hetzel also serves as the Chief Financial Officer and Treasurer of AFC, SRT and other entities affiliated with our Manager. Accordingly, the ability of our Manager and its officers and employees to engage in other business activities may reduce the time our Manager spends managing our business. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our Manager and its officers and employees will not be devoted exclusively to our business; instead it will be allocated between our business and the management of these other investment vehicles.
In the course of our investing activities, we will pay Base Management Fees to our Manager and will reimburse our Manager for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive any distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct loans. As a result of this arrangement, our Manager’s interests may be less aligned with our interests.
Our Management Agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party, and the manner of determining the Base Management Fees may not provide sufficient incentive to our Manager to maximize risk-adjusted returns for our portfolio since it is based on the book value of our equity per annum and not on our performance.
We rely completely on our Manager to provide us with investment advisory services and general management services. Our executive officers also serve as officers or employees of our Manager or its affiliates. Our Management Agreement was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Our Management Agreement with our Manager became effective concurrently with the completion of the Spin-Off.
We pay our Manager substantial Base Management Fees regardless of the performance of our portfolio. Pursuant to the terms of our Management Agreement, our Manager receives Base Management Fees that are calculated and payable quarterly in arrears in cash, in an amount equal to 0.375% of our Equity (as defined below), subject to certain adjustments, less 50% of the aggregate amount of any Outside Fees, including any agency fees relating to our loans, but excluding the Incentive Compensation and any diligence fees paid to and earned by our Manager and paid by third parties in connection with our Manager’s due diligence of potential loans. Such Base Management Fees are calculated and payable quarterly in arrears in cash, subject to certain adjustments. Our Manager’s entitlement to the Base Management Fees, which are not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking loans that provide attractive risk-adjusted returns for our portfolio. Further, the Base Management Fee structure gives our Manager the incentive to maximize the book value of our equity raised by the issuance of new equity securities or the retention of existing equity value, regardless of the effect of these actions on existing shareholders. In other words, the Base Management Fee structure rewards our Manager primarily based on the size of our equity raised and not necessarily on our financial returns to shareholders. This in turn could hurt both our ability to make distributions to our shareholders and the market price of our common stock.
The initial term of our Management Agreement will expire on February 22, 2027, and will be automatically renewed for one-year terms thereafter unless otherwise terminated. Furthermore, our Manager may decline to renew either Management Agreement with 180 days’ written notice prior to the expiration of the renewal term. If our Management Agreement is terminated and we are unable to find a suitable replacement for our Manager, we may not be able to continue to execute our investment strategy.

Terminating our Management Agreement for unsatisfactory performance of our Manager or electing not to renew the Management Agreement may be difficult and terminating our Management Agreement in certain circumstances requires payment of a substantial termination fee.
Terminating our Management Agreement without cause is difficult and costly. Our independent directors and the Audit and Valuation Committee of our Board will review our Manager’s performance and the applicable Base Management Fees and Incentive Compensation at least annually. Upon 180 days’ written notice prior to the expiration of any renewal term, our Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon unsatisfactory performance by our Manager that is materially detrimental to us. The Management Agreement provides that upon any termination as described in the foregoing, we will pay our Manager a Termination Fee equal to three times the sum of the annual Base Management Fees and annual Incentive Compensation received from us during the 12-month period immediately preceding the most recently completed fiscal quarter prior to such termination. This provision increases the cost to us of terminating the Management Agreement and adversely affects our ability to terminate our Manager without cause.
Even if we terminate our Management Agreement for cause, we may be required to continue to retain our Manager for 30 days following the occurrence of events giving rise to a for-cause termination.
While we have the right to terminate our Management Agreement for cause without paying a Termination Fee, we must provide 30 days’ notice to our Manager in advance of any such termination, including in the event of our Manager’s fraud, misappropriation of funds, embezzlement or bad faith, willful misconduct, gross negligence or reckless disregard in the performance of its duties. As a result, we would be forced to continue to pay our Manager during such 30-day period and we may not be able to find a suitable replacement for our Manager during this period or, if we were able to find a suitable replacement, we may be required to compensate the new manager while continuing to pay our terminated Manager during this 30-day period (or such longer period in the case of potential remedy or cure), unless our Manager waives the notice requirement. This could have an adverse effect on our business and operations, which could adversely affect our operating results and our ability to make distributions to our shareholders.
The Incentive Compensation payable to our Manager under the Management Agreement may cause our Manager to select riskier loans to increase its Incentive Compensation.
In addition to the Base Management Fees, our Manager is entitled to receive Incentive Compensation under our Management Agreement. Under our Management Agreement, we pay Incentive Compensation to our Manager based upon our achievement of targeted levels of Core Earnings. “Core Earnings” is generally defined in our Management Agreement as, for a given period, the net income (loss) computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) the Incentive Compensation, (iii) depreciation and amortization, (iv) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Core Earnings does not exclude, in the case of loans with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, and (v) one-time events pursuant to changes in GAAP and certain non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of such independent directors.
In evaluating loans and other management strategies, the opportunity to earn Incentive Compensation based on Core Earnings and realized profits, as applicable, may lead our Manager to place undue emphasis on the maximization of Core Earnings and realized profits at the expense of other criteria, such as preservation of capital, in order to achieve higher Incentive Compensation. Loans with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our portfolio.
Our Manager manages our portfolio in accordance with very broad investment guidelines and our Board does not approve each loan and financing decision made by our Manager, which may result in us making riskier loans than those currently comprising our existing portfolio.
While our Board periodically reviews our portfolios, it does not review all proposed investments. In addition, in conducting periodic reviews, such directors may rely primarily on information provided to them by our Manager. Our Investment Guidelines may be changed from time to time upon recommendation by our Manager and approval by a majority of our Board (which must include a majority of the independent directors of our Board) and our Manager. Furthermore, our Manager may use complex strategies and enter into loans that may be difficult or impossible to unwind by the time they are reviewed by our Board. Our Manager has great latitude in determining the types of loans that are proper for us, which could result in loan returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. In addition, our Manager is not subject to any limits or proportions with respect to the mix of target investments that we make or that we may in the future acquire other than as necessary to maintain our exemption from registration under the Investment Company Act and our qualification as a REIT. Decisions made and loans entered into by our Manager may not fully reflect your best interests.
Our Manager may change its investment process, or elect not to follow it, without the consent of our shareholders and at any time, which may adversely affect our loans.
Our Manager may change its investment process without the consent of our shareholders and at any time. In addition, there can be no assurance that our Manager will follow its investment process in relation to the identification and underwriting of prospective loans. Changes in our Manager’s investment process may result in inferior, among other things, due diligence and underwriting standards, which may adversely affect the performance of our portfolio.
We do not have a policy that expressly prohibits our directors, managers, officers, shareholders or affiliates, as applicable, from engaging for their own account in business activities of the types conducted by us.
We do not have a policy that expressly prohibits our directors, officers, shareholders or affiliates from engaging for their own account in business activities of the types conducted by us. For example, certain of our officers and directors and employees of our Manager also have a relationship with our borrowers or other clients as part of their outside business activities. In addition, our Management Agreement has limited restrictions on our Manager’s and its affiliates’ respective ability to engage in additional management or loan opportunities, which could result in our Manager or its affiliates engaging in management and investment activities that compete with us, and our conflict of interest policies acknowledge that such activities shall not be deemed a conflict of interest.
Our Manager is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.
Our Manager is an investment adviser under the Advisers Act. As a result, our Manager and its affiliates, as applicable, are subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the United States Government and regulators to increase the rules and regulations governing, and oversight of, the United States financial system. This activity resulted in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Manager could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser (if relevant), revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect the ability of our Manager and any of its applicable affiliates to manage their respective business. Additionally, our Manager and any of its applicable affiliates must continually address conflicts between their respective interests and those of their respective clients, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. Our Manager has procedures and controls that we believe are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if our Manager or any of its applicable affiliates fail, or appears to fail, to deal appropriately with conflicts of interest, such entity could face litigation or regulatory proceedings or penalties, any of which could adversely affect such entity’s ability to manage our business.
While we believe that we benefit from our Manager’s key personnel and investment professionals expertise and experience, (i) we may not replicate the historical performance of our Manager’s key personnel and investment professionals or that of our Manager’s affiliates, (ii) we and our Manager have not previously managed a REIT vehicle or any investment vehicle focused solely on providing loans for commercial real estate industry operators and (iii) we can provide no assurance that, in certain circumstances, their prior experience will not cause reputational harm for us.
We believe that we benefit from the extensive and diverse expertise and significant financing industry experience of the key personnel and investment professionals of our Manager and its affiliates. However, investors should understand that we and our Manager are recently formed entities that have limited prior operating history upon which to evaluate our and our Manager’s performance and we and our Manager have not previously managed a REIT vehicle or any investment vehicle focused solely on providing loans for commercial real estate industry operators.
Additionally, in connection with their prior experience, certain of our Manager’s key personnel and its affiliates and our officers and directors have been named defendants in litigation or other legal proceedings involving their managed entities. For example, in 2015, Fifth Street Finance Corporation (“FSC”) and Fifth Street Asset Management (“Fifth Street”) and

certain officers and directors of FSC and Fifth Street, including Mr. Tannenbaum and Alexander Frank, one of our directors, were named as defendants in actions alleging violations of Sections 10(b) and 20(a) of the Exchange Act regarding statements about the value of FSC’s assets and Fifth Street and certain officers and directors, including Mr. Tannenbaum and Mr. Frank, were named as defendants in actions alleging that the defendants breached their fiduciary duties by causing FSC to enter into an unfair Investment Advisory Agreement with Fifth Street and engaging in a scheme designed to artificially inflate FSC’s assets. In addition, in 2018, Fifth Street Management, LLC (“FSM”), during a time in which Mr. Tannenbaum was an affiliate, was subject to a cease and desist order from the SEC (the “Order”) relating to allegations of improper allocation of expenses to clients and failures relating to its review of a client’s valuation model. The Order was limited to FSM and no individual or FSM affiliated entity was subject to the Order at any time. Additionally, each of these matters have been resolved with no admission of wrongdoing by any party and the dismissals of all claims against each of the named individuals but we cannot provide assurance that these prior legal proceedings or future legal proceedings involving us, our Manager, our Manager’s key personnel or investment professionals or its affiliates or our officers or directors will not cause reputational harm for us.
In addition to other analytical tools, our Manager may utilize financial models to evaluate loan opportunities, the accuracy and effectiveness of which cannot be guaranteed.
In addition to other analytical tools, our Manager may utilize financial models to evaluate loan opportunities, the accuracy and effectiveness of which cannot be guaranteed. In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that our Manager’s projected results will be attained and actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can have an adverse impact on the reliability of projections.
Our Manager’s and its affiliates’ liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities. As a result, we could experience poor performance or losses for which our Manager and its affiliates would not be liable.
Pursuant to the Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our Board in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, the Manager Parties will not be liable to us for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the relevant Management Agreement. In addition, we have agreed to indemnify the Manager Parties with respect to all losses, damages, liabilities, demands, charges and claims of any nature whatsoever, and any and all expenses, costs and fees related thereto, arising from acts or omissions of the Manager Parties not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement. We have also entered into indemnification agreements with the members of the Investment Committee of our Manager to indemnify and advance certain fees, costs and expenses to such individuals, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements. These protections may lead our Manager to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Risks Related to Our Taxation as a REIT
Failure to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our shareholders.
We intend to operate in a manner so as to qualify as a REIT. We believe that our organization and current and proposed method of operation will enable us to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code, and regulations promulgated by the U.S. Treasury Department thereunder (“Treasury Regulations”) as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the U.S. tax laws or the application of the U.S. tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:
•we would not be allowed a deduction for distributions paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•we could be subject to increased state and local taxes; and
•unless we are entitled to relief under statutory provisions, we would not be able to re-elect to be taxed as a REIT for four taxable years following the year in which we were disqualified.
In addition, if we fail to qualify as a REIT, we will no longer be required to make the distributions necessary to remain qualified as a REIT. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could adversely affect the value of our common stock.
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.
Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, in order to meet the REIT qualification requirements or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold certain assets through one or more to-be-formed taxable REIT subsidiaries that will be subject to corporate-level income tax at regular rates. In addition, if we lend money to a taxable REIT subsidiary (including loans to partnerships or limited liability companies in which a taxable REIT subsidiary owns an interest), the taxable REIT subsidiary may be unable to deduct all or a portion of the interest paid to us, which could result in an increased corporate-level tax liability. Any of these taxes would decrease cash available for distribution to our shareholders.
REIT distribution requirements could adversely affect our ability to execute our business plan and liquidity and may force us to borrow funds during unfavorable market conditions.
In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. In addition, we may need to reserve cash to satisfy our REIT distribution requirements, even though attractive lending opportunities may otherwise be available. To qualify as a REIT, we must distribute to our shareholders at least 90% of our net taxable income each year, without regard to the deduction for dividends paid and excluding capital gains and certain non-cash income. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our taxable income, including any net capital gain. We intend to make distributions to our shareholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments.
The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. To address and/or mitigate some of these issues, we may make taxable distributions that are in part paid in cash and in part paid in our equity. In such cases, our shareholders may have tax liabilities from such distributions in excess of the cash they receive. The treatment of such taxable stock distributions is not entirely clear, and it is possible the taxable stock distribution will not count towards our distribution requirement, in which case adverse consequences could apply.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or to liquidate otherwise attractive loans.
To qualify and maintain our qualification as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets and the amounts we distribute to our shareholders. In order to meet these tests, we may be required to forego loans that we might otherwise make or liquidate loans we might otherwise continue to hold. Thus, compliance with the REIT requirements may hinder our performance by limiting our ability to make and/or maintain ownership of certain otherwise attractive loans.

Temporary investment of available capital in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset qualifications, but only during the one-year period beginning on the date we receive such capital. If we are unable to invest a sufficient amount of such capital in qualifying commercial real estate assets within such one-year period, we could fail to satisfy the gross income tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy such income test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.
The tax on prohibited transactions will limit our ability to engage in certain loans involving the sale or other disposition of property or that would otherwise subject us to a 100% penalty tax.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held as inventory or primarily for sale to customers in the ordinary course of business. Although we do not intend to hold a significant amount of assets as inventory or primarily for sale to customers in the ordinary course of our business, the characterization of an asset sale as a prohibited transaction depends on the particular facts and circumstances. The Code provides a safe harbor that, if met, allows a REIT to avoid being treated as engaged in a prohibited transaction. We may sell certain assets in transactions that do not meet all of the requirements of such safe harbor if we believe the transaction would nevertheless not be a prohibited transaction based on an analysis of all of the relevant facts and circumstances. If the IRS were to successfully argue that such a sale was in fact a prohibited transaction, we would be subject to a 100% penalty tax on the net gain with respect to such sale. In addition, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales, even though the sales might otherwise be beneficial to us.
Legislative, regulatory or administrative tax changes related to REITs could materially and adversely affect our business.
At any time, the U.S. federal income tax laws or Treasury Regulations governing REITs, or the administrative interpretations of those laws or regulations, may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
Dividends payable by REITs generally do not qualify for reduced tax rates applicable to qualified dividend income.
The maximum U.S. federal income tax rate for certain qualified dividends payable to individual U.S. Holders is 20%. Dividends payable by REITs, however, are generally not qualified dividends and therefore are not eligible for taxation at the reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary or to income from a prior year that was retained by us and subject to corporate tax, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our equity. However, for tax years beginning before January 1, 2026, U.S. Holders who are individuals, estates or trusts may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to qualified dividend income received by us, if any), which temporarily reduces the effective tax rate on these dividends to a maximum federal income tax rate of 29.6% for those years. If we fail to qualify as a REIT, such dividends will no longer be ordinary REIT dividends and shareholders may not claim this deduction with respect to dividends paid by us. Shareholders are urged to consult tax advisers regarding the effect of this change on the effective tax rate with respect to REIT dividends.
If we were considered to have actually or constructively paid a “preferential dividend” to certain of our shareholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain and certain non-cash income. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends,” unless we are a “publicly offered REIT,” which we became upon the completion of the Spin-Off. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their shareholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment program inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends.
The ability of our Board to revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.
The Charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if our Board determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income, and we generally would no longer be required to distribute any of our net taxable income to our shareholders, which may have adverse consequences on the total return to our shareholders.
Complying with REIT requirements may limit our ability to hedge our operational risks effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge risks relating to our operations. Any income from a hedging transaction that we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests.
To the extent the business interest deductions of our subsidiaries, if any, are deferred or disallowed, our taxable income may exceed our cash available for distributions to shareholders.
Code Section 163(j) limits the deductibility of “business interest” for both individuals and corporations. Certain real property trades or businesses are permitted to elect out of this limitation, but we do not expect it to be available to us. To the extent our interest deductions or those of our subsidiaries, if any, are deferred or disallowed under Code Section 163(j) or any other provision of law, our taxable income may exceed our cash available for distribution to our shareholders. As a result, there is a risk that we may have taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.
The “taxable mortgage pool” rules may increase the taxes that we or our shareholders may incur, and may limit the manner in which we effect future securitizations.
Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools, or TMPs, for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of shareholders, such as non-U.S. shareholders eligible for treaty or other benefits, shareholders with net operating losses, and certain tax-exempt shareholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any excess inclusion income. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business taxable income, or UBTI, we may incur a corporate level tax on a portion of any excess inclusion income. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Risks Related to our Common Stock
The market price for our common stock may be volatile, which could contribute to the loss of all or part of your investment.
The trading price of our common stock has been volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:
▪our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
▪changes in governmental policies, regulations or laws;
▪loss of a major funding source or inability to obtain new favorable funding sources in the future;
▪equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;
▪actual, anticipated or perceived accounting or internal control problems;
▪publication of research reports about us or the commercial real estate industry;
▪our value of the properties securing our loans;
▪changes in market valuations of similar companies;
▪adverse market reaction to any increased indebtedness we may incur in the future;
▪additions to or departures of the executive officers or key personnel supporting or assisting us from our Manager or its affiliates, including our Manager’s investment professionals;
▪speculation in the press or investment community about us or other similar companies;
▪our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
▪increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock (if we have begun to make distributions to our shareholders) and which could cause the cost of our interest expenses on our debt to increase;
▪failure to qualify or maintain our qualification as a REIT or exemption from the Investment Company Act;
▪price and volume fluctuations in the stock market generally; and
▪general market and economic conditions, including the state of the credit and capital markets.
Any of the factors listed above could materially adversely affect your investment in our common stock, and our common stock may trade at prices significantly below the public offering price, which could contribute to a loss of all or part of your investment. In such circumstances the trading price of our common stock may not recover and may experience a further decline.
In addition, broad market and industry factors could materially adversely affect the market price of our common stock, irrespective of our operating performance. The stock market in general, and Nasdaq and the market for REITs have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. A loss of investor confidence in the market for finance companies or the stocks of other companies which investors perceive to be similar to us, the opportunities in the finance market or the stock market in general, could depress our stock price regardless of our business, financial condition, results of operations or growth prospects.
The value of our equity securities could be materially and adversely affected by our level of cash distributions.
The value of the equity securities of a company whose principal business is similar to ours is based primarily upon investors’ perception of its growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the market value of its underlying assets. For that reason, our equity may be valued at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the price at which our equity could trade. Our failure to meet investors’ expectations with regard to future earnings and cash distributions likely would materially and adversely affect the valuation of our equity.
Future offerings of debt securities, which would rank senior to our common stock upon a bankruptcy liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the value of our capital stock.
In the future, we intend to attempt to increase our capital resources by making offerings of debt or equity securities. We expect the principal amount of the loans we originate to increase and that we will need to raise additional equity and/or debt funds to increase our liquidity in the near future. Upon bankruptcy or liquidation, holders of our debt securities, lenders with respect to any of our borrowings and holders of our preferred stock, if any, will receive a distribution of our available assets prior to the holders of our common stock. Equity offerings by us may dilute the holdings of our existing shareholders or reduce the valuation of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control.
We may in the future pay distributions from sources other than our cash flow from operations, including borrowings, offering proceeds or the sale of assets, which means we will have less funds available for investments or less income-producing assets and your overall return may be reduced.
We may in the future pay distributions from sources other than from our cash flow from operations. We intend to fund the payment of regular distributions to our shareholders entirely from cash flow from our operations. However, we may from time to time not generate sufficient cash flow from operations to fully fund distributions to shareholders. Therefore, if we choose to pay a distribution, we may choose to use cash flows from financing activities, including borrowings (including borrowings secured by our assets) and net proceeds of this or a prior offering, from the sale of assets or from other sources to fund distributions to our shareholders.
To the extent that we fund distributions from sources other than cash flows from operations, including borrowings, offering proceeds or proceeds from asset sales, the value of your investment will decline, and such distributions may constitute a return of capital and we may have fewer funds available for the funding of loans or less income-producing assets and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a shareholder’s basis in our stock will be reduced and, to the extent distributions exceed a shareholder’s basis, the shareholder will be required to recognize capital gain.
Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.
If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.
Our Board may change our policies without shareholder approval.
Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, are determined by our Board or those committees or officers to whom our Board may delegate such authority. Our Board also establishes the amount of any dividends or other distributions that we may pay to our shareholders. Our Board or the committees or officers to which such decisions are delegated have the ability to amend or revise these and our other policies at any time without shareholder vote. Accordingly, our shareholders are not entitled to approve changes in our policies.
There is a risk that shareholders may not receive distributions or that such dividends may not grow over time.
We intend to make to make regular quarterly distributions to our shareholders, consistent with our intention to qualify as a REIT. However, any future determination to actually pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant. We therefore cannot assure our shareholders that we will achieve investment results and other circumstances that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.
As one of our significant shareholders and a significant beneficial owner of our Manager, Leonard M. Tannenbaum, our Executive Chairman, can exert significant influence over our corporate actions and important corporate matters.
Our Executive Chairman, Leonard M. Tannenbaum, beneficially owns approximately 21.7% of our common stock as of March 1, 2025. Mr. Tannenbaum also owns 67.8% of the outstanding equity of our Manager as of December 31, 2024. Similarly, Robyn Tannenbaum, our President, owns 8.8% of our Manager as of December 31, 2024.
Mr. Tannenbaum and, to a lesser extent, Mrs. Tannenbaum could therefore exert substantial influence over our corporate matters, such as electing directors and approving material mergers, acquisitions, strategic partnerships or other business combination transactions, as applicable. This concentration of ownership may discourage, delay or prevent a change in control which could have the dual effect of depriving our shareholders from an opportunity to receive a premium for their equity as part of a sale of SUNS and otherwise reducing the price of such equity.
We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make shares of our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we are not subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.
We could remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, (b) in which we have total annual revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which generally means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.
Similarly, as a “smaller reporting company” under federal securities laws, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may be a smaller reporting company even after we are no longer an emerging growth company.
We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company and/or smaller reporting company, as applicable.
We incur significant costs as a result of being a public company, and such costs may increase when we cease to be an emerging growth company and/or smaller reporting company.
As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements of the Exchange Act, Sarbanes-Oxley, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations may significantly increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a result, our executive officers’ attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Furthermore, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company nor a smaller reporting company, although we are currently unable to estimate these costs with any degree of certainty. We could be an emerging growth company for up to five full fiscal years, although circumstances could cause us to lose that status earlier as discussed above, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies. We may be a smaller reporting company even after we are no longer an emerging growth company.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
General Risk Factors
Ineffective internal controls could impact our business and operating results.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and the reliability of our financial statements could be compromised.
We rely on information technology in our operations, and security breaches and other disruptions in our systems could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our borrowers and business partners, including personally identifiable information of our borrowers and employees, if any, on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our borrowers for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, damage to business relationships and regulatory fines and penalties. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Although we intend to implement processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, such measures will not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
Future sales of our capital stock or other securities convertible into our capital stock could cause the value of our common stock to decline and could result in dilution of your shares of our common stock.
Our Board is authorized, without your approval, to cause us to issue additional shares of our common stock or to raise capital through the creation and issuance of our preferred stock, debt securities convertible into common stock, options, warrants and other rights, on terms and for consideration as our Board in its sole discretion may determine.

Sales of substantial amounts of our capital stock or other securities convertible into our capital stock could cause the valuation of our capital stock to decrease significantly. We cannot predict the effect, if any, of future sales of our equity, or the availability of our equity for future sales, on the value of our equity. Sales of substantial amounts of our equity by any large shareholder, or the perception that such sales could occur, may adversely affect the valuation of our equity.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would materially adversely affect our business and the trading price of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. When we lose our status both as an emerging growth company and a smaller reporting company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Any testing by us conducted in connection with Sarbanes-Oxley, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could materially adversely affect the trading price of our common stock.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
The Company has no employees and is externally managed by our Manager. Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board. The Board recognizes the critical importance of maintaining the trust and confidence of our business partners. The Board plays an active role in overseeing management of our risks, and cybersecurity represents an important component of the Company’s overall approach to risk management and oversight. The Company and our Manager are committed to protecting the confidentiality of all nonpublic information related to the Company’s borrowers, shareholders and their personnel.
Risk Management and Strategy
As an externally managed company, the Company relies on our Manager’s corporate information technology, accounting and financial reporting platforms, enterprise applications and related systems (the “Information Systems”) in connection with the Company’s day-to-day operations. Pursuant to an administrative services agreement, our Manager in turn relies on the Information Systems of TCG Services LLC, an affiliate of our Manager, to fulfill its obligations to the Company. Our Manager has adopted a written information security program (the “Written Information Security Policy”), which is designed to address applicable requirements under Regulation S-P and the FTC Safeguards Rule. Consequently, the

Company also relies on the processes for assessing, identifying, and managing material risks from cybersecurity threats under the Manager’s Written Information Security Policy. The processes include, among other things, maintaining secure digital or physical access to information assets, using manual and automated detection methods for malicious code, due diligence of third-party vendors, and engaging a leading provider of cybersecurity services to assess and manage cybersecurity risk. For third-party service vendors that perform a variety of important functions for our business, we seek to engage reliable, reputable service vendors that maintain cybersecurity programs.
All of the Company’s personnel are employees of the Manager or one of its affiliates and are subject to the Manager’s policies and procedures. Our Manager, through an affiliate, utilizes a third-party managed & cybersecurity services provider (the “MSSP”) for cybersecurity services, including threat detection and response, vulnerability assessment and monitoring, security incident response and recovery and general cybersecurity education and awareness. Our Manager and the MSSP engage in periodic assessment and training regarding the policies, standards and practices designed to address cybersecurity threats and incidents. Our cybersecurity risk management is integrated into our overall enterprise risk management and shares common methodologies, reporting channels and governance processes that apply across our enterprise risk management.
To date, we have not experienced any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company and we are not aware of any cybersecurity threats that are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Risk Factors—General Risk Factors—We rely on information technology in our operations, and security breaches and other disruptions in our systems could compromise our information and expose us to liability, which would cause our business and reputation to suffer.”
Governance
The Company’s Audit and Valuation Committee oversees the Company’s cybersecurity risk management process. The Audit and Valuation Committee has adopted a charter that provides that the Audit and Valuation Committee must periodically review and discuss with the Company’s management team the Company’s guidelines and policies with respect to risk assessment and risk management of cybersecurity and other risk exposures relevant to the Company’s computerized information system controls and security. The Audit and Valuation Committee may receive additional training in cybersecurity and data privacy matters to enable its oversight of such risks. The Audit and Valuation Committee will report to the Board on the substance of such reviews and discussions and, as necessary, recommend to the Board such actions as the Audit and Valuation Committee deems appropriate.
As noted above, the Company relies on the Information Systems in connection with the Company’s day-to-day operations. The Company relies on the MSSP’s processes for assessing, identifying, and managing material risks from cybersecurity threats.
The Company’s Chief Financial Officer and Treasurer, Chief Legal Officer and Secretary, and Head of IT work collaboratively with other employees of our Manager or its affiliates and the MSSP to ensure the MSSP’s services protect the Company’s Information Systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. These members of the Company’s management team, together with the MSSP, monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Audit and Valuation Committee when appropriate. These members of the Company’s management team meet periodically to assess cybersecurity risks and discuss with the Audit and Valuation Committee. They have gained relevant knowledge, skills and experience in information technology and cybersecurity risk management, including overseeing third-party vendors in such areas, through their roles at the Company or other organizations.
Item 2.    Properties
We currently maintain our executive office in West Palm Beach, Florida. Our Florida office is leased by our Manager or one of its affiliates from a third party and pursuant to the terms of our Management Agreement, we reimburse our Manager (or its affiliate, as applicable) for certain expenses relating to such offices (including our pro-rata portion of rent, telephone, printing, mailing, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses), as well as expenses relating to disaster backup recovery sites and facilities maintained for us, our affiliates, our loans or our Manager or its affiliates, in each case, as required for our operation.
Item 3.     Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2024, we were not subject to any material legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed for trading on the Nasdaq Stock Market under the symbol “SUNS.” On March 1, 2025, the closing price of our common stock, as reported on the Nasdaq, was $12.18 per share. There were 65 holders of record of our common stock as of March 1, 2025. This number does not include beneficial owners who hold shares of our common stock in street name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders.
Distribution Policy
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains and certain non-cash income, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of such REIT taxable income. If we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year, and (iii) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our shareholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed.
As a result, in order to satisfy the requirements for us to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to our shareholders out of assets legally available therefor. REIT taxable income as computed for purposes of the foregoing tax rules will not necessarily correspond to our net income as determined for financial reporting purposes, or our Distributable Earnings as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures and Indicators—Distributable Earnings.”
Any future determination to actually pay dividends or other distributions will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements, the annual distribution requirements under the REIT provisions of the Code, our REIT taxable income and other factors that our Board deems relevant. Under the MGCL, we generally may only pay a dividend or other distribution if, after giving effect to the distribution, we would be able to pay our indebtedness as it becomes due in the usual course of business and our total assets exceed our total liabilities.
To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may be required to fund distributions from working capital or through equity, equity-related or debt financings or, in certain circumstances, asset sales, as to which our ability to consummate loans in a timely manner on favorable terms, or at all, cannot be assured, or we may make a portion of the Required Distribution in the form of a taxable stock distribution or distribution of debt securities.
Equity Compensation Plan Information
See Note 8 to our consolidated financial statements for the year ended December 31, 2024 included in this Annual Report for information regarding our 2024 Plan.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
During the three months ended December 31, 2024, we did not repurchase any shares of our Common Stock.
Item 6.    Reserved
None.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and our accompanying notes and other information included in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Risk Factors,” in this Annual Report. Unless the context otherwise requires, as used in this section the terms “we,” “us,” “our,” or “SUNS,” refers to Sunrise Realty Trust, Inc.
Business Overview
SUNS is a Maryland corporation that was formed on August 28, 2023, that intends to elect to be treated as a real estate investment trust for U.S. federal income tax purposes and that made its first investment in January 2024. We are led by a veteran team of commercial real estate investment professionals and our external manager, Sunrise Manager LLC. We conduct our business through our parent company, Sunrise Realty Trust, Inc., and several subsidiaries. We consolidate all of our subsidiaries under generally accepted accounting principles in the United States of America (“GAAP”). We are an institutional lender that provides debt capital solutions to CRE markets in the Southern United States. SUNS’ focus is on originating CRE debt investments and providing capital to high-quality borrowers and sponsors with transitional business plans collateralized by CRE assets with opportunities for near-term value creation, as well as recapitalization opportunities. SUNS intends to create a diversified investment portfolio, targeting investments in senior mortgage loans, mezzanine loans, B-notes, CMBS and debt-like preferred equity securities across CRE asset classes. We intend for SUNS’ investment mix to include high quality residential (including multi-family, condominiums and single-family residential communities), retail, office, hospitality, industrial, mixed-use and specialty-use real estate.
Our investment focus includes originating or acquiring loans backed by single assets or portfolios of assets that typically have (i) an investment hold size of approximately $15-100 million, secured by CRE assets, including transitional or construction projects, across diverse property types, (ii) a duration of approximately 2-5 years, (iii) interest rates that are determined periodically on the basis of a floating base lending rate (e.g., SOFR) plus a credit spread, (iv) a loan-to-value (“LTV”) ratio of no greater than approximately 75% on an individual investment basis and (v) no more than approximately 75% LTV across the portfolio, in each case, at the time of origination or acquisition, and are led by experienced borrowers and well-capitalized sponsors with high quality business plans. Our loans typically feature origination fees and/or exit fees. We target a portfolio net internal rate of return (“IRR”) in the low-teens, which we believe may increase to the mid-teens after including total interest and other revenue from the portfolio, including loans funded from drawing on our leverage, net of our interest expense from our portfolio lenders. We are also targeting a near- to mid-term target capitalization of one-third equity, one-third secured debt availability and one-third unsecured debt. We do not expect to be fully drawn on our secured debt availability and, as a result, we are targeting an expected leverage ratio of 1.5:1 debt-to-equity.
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

We could remain an “emerging growth company” until the earliest to occur of the following: (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, (b) in which we have total annual revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which generally means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.
Spin-Off
On February 22, 2024, AFC announced a plan to separate into two independent, publicly traded companies. On July 9, 2024, AFC completed the separation of its CRE portfolio through the spin-off of SUNS. The Spin-Off was effected by the transfer of AFC’s CRE portfolio from AFC to SUNS and the distribution of all of the outstanding shares of SUNS Common Stock to all of AFC’s shareholders of record as of the close of business on July 8, 2024. AFC’s shareholders of record as of the Record Date received one share of our Common Stock for every three shares of AFC common stock held as of the Record Date. AFC retained no ownership interest in us following the Spin-Off. Prior to the Spin-Off, AFC contributed cash to us, bringing our total net assets, comprised of cash and our CRE portfolio, to approximately $114.8 million in connection with the Spin-Off.
In connection with the Spin-Off, we entered into several agreements with AFC that govern the relationship between us and AFC following the Spin-Off, including the Separation and Distribution Agreement and the Tax Matters Agreement. These agreements provide for the allocation between AFC and SUNS of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of AFC and its subsidiaries attributable to periods prior to, at and after the Spin-Off. Moreover, concurrent with the completion of the Spin-Off on July 9, 2024, our management agreement with our Manager became effective. Our Manager also entered into (i) an Administrative Services Agreement with TCG Services, an affiliate of our Manager and Leonard Tannenbaum, our Executive Chairman, and Robyn Tannenbaum, our President, and (ii) a Services Agreement with SRT Group, an affiliate of our Manager, Mr. Tannenbaum, Mrs. Tannenbaum, Mr. Sedrish and Mr. Hetzel.
We adopted the 2024 Stock Incentive Plan (the “2024 Plan”). See Note 8 to our financial statements for the year ended December 31, 2024 included in this Annual Report for additional information regarding our 2024 Plan.
Effective July 1, 2024, Jodi Hanson Bond and James Fagan resigned from AFC’s Board of Directors and joined our Board. Additionally, Alexander Frank was appointed as a director of SUNS and remained a director of AFC. In addition, effective July 1, 2024, Leonard M. Tannenbaum was appointed as our Executive Chairman (and remains Chairman of AFC) and Brian Sedrish was appointed as our Chief Executive Officer and as a member of our Board. Brandon Hetzel continued in his role as our Chief Financial Officer and Treasurer (and remains the Chief Financial Officer and Treasurer of AFC), and Robyn Tannenbaum continued in her role as our President (and remains the President and Chief Investment Officer of AFC).
During the year ended December 31, 2024, we incurred approximately $0.6 million related to Spin-Off costs, which are recorded within professional fees in the consolidated statements of operations.
Developments During the Year Ended December 31, 2024:
Updates to Our Loan Portfolio During the Year Ended December 31, 2024
In January 2024, we and an affiliate of ours, purchased an aggregate of approximately $56.4 million in loan commitments in a secured mezzanine loan facility, of which approximately $28.2 million of principal has been funded by us and another approximately $28.2 million of principal has been funded by the affiliate. We and the affiliate are each 50.0% syndicate lenders in the secured mezzanine loan facility. Approximately $16.9 million was established as reserves, for the payment of interest and other costs and expenses, which is fully funded and held by an affiliated agent on the loan. The lenders have a right to convert the mezzanine loan to a first priority mortgage loan after the repayment of the existing senior loan and subject to certain other terms and conditions. The secured mezzanine loan bears interest at an annual rate of SOFR plus a 15.31% spread, subject to a SOFR floor of 2.42%. At the end of February 2024, we and an affiliate entered into an amendment to the secured mezzanine loan, which among other things, extended the maturity date to May 31, 2024. In May 2024, we and the affiliate entered into an amendment to the secured mezzanine loan and purchased approximately $2.5 million of the senior loan, of which approximately $1.3 million has been funded by us and another $1.3 million has been funded by the affiliate. The senior loan bears interest at an annual rate of SOFR plus a 3.48% spread, subject to a SOFR floor of 2.42%, and matures on November 30, 2024. The amendment to the secured mezzanine loan, among other things, (1) extended the maturity date to November 30, 2024 and (2) replenished the interest reserves held by the administrative agent on the loan in an amount of approximately $9.6 million, for the payment of interest and other costs and expenses. In August 2024, we and the affiliate entered into amendments to the existing secured mezzanine and senior loan credit agreements for the mixed-use property in Houston, Texas. The amendments, among other things, (i) extended the maturity date on both loans from November 2024 to February 2026, (ii) modified the senior loan interest rate from floating (3.48% plus SOFR, SOFR floor of 4.0%) to fixed 12.5% and (iii) included a $12.0 million upsize to the senior loan, of which we have commitments for $6.0 million and the affiliate has commitments for the rest. The property securing the loan is a mixed-use (for-sale residential, retail and hotel) project located in Houston, Texas. A portion of the proceeds are being used to facilitate the completion of construction. In December 2024, the Borrower repaid the secured mezzanine loan in full.
In January 2024, we and an affiliate entered into a secured mezzanine loan facility consisting of an aggregate of approximately $56.4 million in loan commitments, of which approximately $20.7 million of principal was funded by us as a result of our participation interest in the loan and another approximately $20.7 million of principal was funded by the affiliate. The secured mezzanine loan commitments were issued by us and the affiliate at a discount of 1.0% for a net funding amount of approximately $20.4 million each, respectively. The $56.4 million of total commitments includes $15.0 million of unfunded commitments which was established to be drawn to pay interest on the secured mezzanine loan, of which we are responsible for $7.5 million. The $15.0 million of unfunded commitments are anticipated to be drawn over the life of the loan. We and the affiliate are each 50.0% syndicate lenders in the secured mezzanine loan facility. The secured mezzanine loan bears interest at an annual fixed rate of 13.00% and matures in May 2027, which the borrower may extend, at its option and subject to meeting certain terms and conditions, to May 2028. The mezzanine loan facility is secured by a security interest in all of the equity interests held by the borrower in its wholly-owned subsidiary. The property securing the loan is a 424-unit multi-family (with a component of ground-floor retail) project that is under construction and is located in Sarasota, Florida. A portion of the proceeds are being used to facilitate the completion of construction.
In July 2024, we and an affiliate entered into a senior secured mortgage loan for a total aggregate commitment amount of approximately $35.2 million for the refinance of an active adult multi-family residential rental development in southwest Austin, Texas. We committed a total of approximately $14.1 million and the affiliate committed the remaining approximately $21.1 million. The senior secured loan was issued at a discount of 1.0% and matures in July 2027. At closing, we funded approximately $11.4 million and the affiliate funded approximately $17.0 million. The loan bears interest at a rate of SOFR plus 4.25%, with a rate index floor of 4.75%. The senior secured loan is secured by a deed of trust on the property, any deposit and reserve accounts established by the terms of the senior secured loan and other customary collateral. The proceeds of the senior secured loan will be used to, among other things, fund the completion of construction and other reserves and refinance existing debt.
In July 2024, we and an affiliate entered into a senior secured mortgage loan for a total aggregate commitment amount of $42.0 million for the refinance of a luxury hotel component of a 20-story mixed-use project in San Antonio, Texas. We committed a total of approximately $27.3 million, and SRT committed the remaining $14.7 million. The senior secured loan was issued at a discount of 1.0% and matures in August 2027. At closing, we funded approximately $25.0 million and the affiliate funded approximately $13.5 million. The senior secured loan bears interest at a rate of SOFR plus 6.35%, with a rate index floor of 4.50%. The senior secured loan is secured by a first-priority mortgage on the property and a security interest in all of the equity interests held by the borrower. The proceeds of the senior secured loan will be used to, among other things, fund the completion of reserves and refinance existing debt.
In August 2024, we, along with our affiliates, entered into a $75.0 million senior secured revolving loan and a $85.0 million senior mortgage loan for a total aggregate commitment amount of $160.0 million for the construction of a master-planned single-family residential home community and property development in Palm Beach Gardens, Florida. We committed a total of approximately $18.75 million and $21.25 million to the revolving loan and mortgage loan, respectively, and funded $8.77 million and $18.76 million towards each respective loan at close. Affiliates committed the remaining $56.25 million and $63.75 million towards the revolving loan and mortgage loan, funding $26.32 million and $56.29 million, respectively, at close. The revolving loan and mortgage loan were each issued at a discount of 1.25%. The revolving loan bears interest at a rate of SOFR plus 6.25%, with a rate index floor of 4.00%, and unused fee of 2.00%. The proceeds of the revolving loan will be used to, among other things, fund the completion of reserves, fund home construction costs and refinance existing debt. The mortgage loan bears an interest rate of SOFR plus 8.25%, with a rate index floor of 4.00%. The proceeds of the mortgage loan will be used to, among other things, fund the completion of construction and other reserves and refinance existing debt. The mortgage loan and the revolving loan each mature in September 2027. The loans are each secured by senior first mortgage lien on the property and a security interest in all of the equity interests held by the borrower.

In November 2024, we and affiliated co-investors, entered into a whole loan (the “Whole Loan”) consisting of an aggregate of $96.0 million in loan commitments. The property securing the loan is a development site and related condominium project located in Fort Lauderdale, Florida. The proceeds are expected to be used to commence and facilitate construction. We committed a total of $30.0 million and affiliated co-investors committed $60.0 million, with the remaining $6.0 million committed by an unaffiliated investor (the “Originating Lender”). At closing, we funded approximately $3.6 million, the affiliated co-investors funded approximately $7.2 million and the Originating Lender funded approximately $0.7 million. The Whole Loan is split into a Senior Loan and Mezzanine Loan, each with two A-Notes ($62.4 million of the total commitment amount) and two B-Notes ($33.6 million of the total commitment amount, of which $6.0 million was committed by the Originating Lender). The A-Notes bear interest at a rate of SOFR plus 4.75%, with a rate index floor of 4.75% of which we have commitments for approximately $20.8 million. The B-Notes bear interest at a rate of SOFR plus 11.00%, with a rate index floor of 4.75% of which we have commitments for approximately $9.2 million. The A-Notes and B-Notes were issued at a discount of 1.0% and mature in December 2026, subject to two, six-month extension options.
In November 2024, we and an affiliated co-investor entered into a $26.0 million subordinate loan (the “Subordinate Loan”). The property securing the loan is a development site and related multifamily project located in Miami, Florida. The proceeds are expected to be used to commence and facilitate construction. We committed a total of $13.0 million and the affiliated co-investor committed the remaining $13.0 million. The Subordinate Loan bears interest at a rate of 13.25% per annum, was issued at a discount of 1.0% and matures in November 2027, subject to one, six-month extension option. As of December 31, 2024, the outstanding principal balance on the Subordinate Loan was approximately $0.1 million and the cash interest rate was 13.25%.
In December 2024, we and an affiliated co-investor entered into a $57.0 million senior secured loan for the refinance of a luxury boutique hotel located in Austin, Texas. We committed a total of approximately $32.0 million, and the affiliate committed the remaining $25.0 million. The senior secured loan was issued at a discount of 1.25% and matures in December 2027. At closing, we funded approximately $29.9 million and the affiliate funded approximately $23.4 million. The senior secured loan bears interest at a rate of SOFR plus 5.50%, with a rate index floor of 4.00%. The senior secured loan is secured by a deed of trust on the property and other customary collateral. The proceeds of the senior secured loan will be used to, among other things, refinance existing debt and fund reserves.
Revolving Credit Facility
On November 6, 2024, the Company entered into the Loan and Security Agreement (as amended, restated or otherwise modified from time to time, the “Revolving Credit Agreement”) by and among the Company, as borrower, the lenders party thereto, and East West Bank, as administrative agent, joint lead arranger, joint book runner, co-syndication agent and co-documentation agent (“East West Bank”). The Revolving Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) that contains initial aggregate commitments of $50.0 million from one or more FDIC-insured banking institutions, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement. Pursuant to the terms of the Revolving Credit Agreement, the amount of total commitments may be increased to up to $200.0 million in aggregate, subject to available borrowing base and lenders’ willingness to provide additional commitments. The Revolving Credit Facility has a maturity date of November 8, 2027.
Interest is payable on the Revolving Credit Facility in cash in arrears at the rate per annum of SOFR plus 2.75%, with a SOFR floor of 2.63%; provided, however, that the interest rate will increase by an additional 0.25% during any Increase Rate Month (as defined in the Revolving Credit Agreement).
The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75.0 thousand agent fee payable to the agent and an 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average revolver usage exceeds the minimum amount required per the Revolving Credit Agreement.
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

On December 9, 2024, the Company entered into Amendment Number One to Loan and Security Agreement, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto, and East West Bank, pursuant to which, among other things, the maximum revolver usage was temporarily increased until January 8, 2025 to the sum of (i) $50.0 million plus (ii) the lesser of $75.0 million and the aggregate amount of funds maintained in the Company’s borrowing base cash account. Following January 8, 2025, the maximum revolver usage automatically reverted back to $50.0 million.
On December 30, 2024, the Company entered into Amendment Number Two to Loan and Security Agreement, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto, and East West Bank, pursuant to which, among other things, the parties agreed to additional representations, covenants and other amendments to maintain its REIT status and limit the use of participation interests in any underlying obligor loan receivables secured as collateral.
On February 26, 2025, the Company entered into Amendment Number Three to Loan and Security Agreement, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto, and East West Bank, pursuant to which, among other things, the parties agreed to reduce the procedural requirements for obligor loan receivables to become eligible under the borrowing base.
The description above is only a summary of the material provisions of the Revolving Credit Agreement and the amendments thereto and is qualified in its entirety by reference to the Revolving Credit Agreement, as amended by the amendments, copies of which are filed as Exhibit 10.7, Exhibit 10.8, Exhibit 10.10 and Exhibit 10.11, respectively, to this Annual Report on Form 10-K and incorporated by reference herein.
SRTF Credit Facility
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
On December 9, 2024, the Company entered into a new unsecured revolving credit agreement (as amended, restated or otherwise modified from time to time, the “SRTF Credit Agreement”), by and among the Company, as borrower, the lenders party thereto from time to time, and SRT Finance LLC, as agent and lender. SRT Finance LLC continues to be indirectly owned by Mr. Tannenbaum and Mrs. Tannenbaum, along with their family members and associated family trusts. The SRTF Credit Agreement provides for an unsecured revolving credit facility (the “SRTF Credit Facility”) with a $75.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the SRTF Credit Agreement. Interest is payable on the SRTF Credit Facility at a rate per annum equal to 8.00%. The SRTF Credit Facility matures on the earlier of (i) May 31, 2028 and (ii) the date of the closing of any Refinancing Indebtedness (as defined in the SRTF Credit Agreement) with an aggregate principal amount equal to or greater than $75.0 million. Commencing on January 1, 2026, the Company is required to pay an annual fee equal to 1.00% of the aggregate commitments ratably to the lenders, payable on the first business day of each calendar year; provided that the fee due and payable on January 3, 2028 will be pro rated on the basis of a year of 360 days for the actual number of days elapsed from and including January 1, 2028 until and excluding May 31, 2028.
The description above is only a summary of the material provisions of the SRTF Credit Agreement and the amendment thereto and is qualified in its entirety by reference to the SRTF Credit Agreement, a copy of which is filed as Exhibit 10.9 to this Annual Report on Form 10-K and incorporated by reference herein.

Dividends Declared Per Share
For the year ended December 31, 2024, we declared the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
August 14, 2024	September 30, 2024	October 15, 2024	$0.21	$1.5	million
August 14, 2024	December 31, 2024	January 15, 2025	0.42	2.9	million
2024 Period Subtotal			$0.63	$4.4	million
Based on our current estimates and assumptions, including with respect to the timeline for the deployment of our equity and debt capital, we expect to generate distributable earnings at, or close to, $0.30 per basic weighted average common share for the first two fiscal quarters of 2025 as we deploy equity capital from the January 2025 Offering. However, this estimate is preliminary and may change, and we do not anticipate providing further guidance following the deployment of the capital from the January 2025 Offering. See “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”
Recent Developments
On January 29, 2025, we completed a registered public offering of 5,750,000 shares of common stock at a public offering price of $12.00 per share (the “January 2025 Offering”), of which 1,000,000 shares of common stock were sold to Leonard M. Tannenbaum, our Executive Chairman, at the public offering price. We received net proceeds from the January 2025 Offering of $65.3 million, net of underwriting discounts of $3.7 million. In connection with the January 2025 Offering, the underwriters were granted an over-allotment option to purchase up to an additional 862,500 shares of our common stock. On January 31, 2025, the underwriters partially exercised the over-allotment option with respect to 650,000 shares of common stock and we received additional net proceeds of $7.3 million, net of underwriting discounts of $0.5 million.
In January 2025, our senior loan for the mixed-use property in Houston, Texas was repaid in full. The outstanding principal on the date of repayment was approximately $0.2 million. We received and recognized approximately $23.5 thousand relating to the repayment premium.
In January 2025, we and an affiliated co-investor entered into a $41.0 million note-on-note financing agreement for the acquisition of a senior secured mortgage loan (the “Note”). The Note is secured by a residential property consisting of senior living, medical offices and retail space located in Aventura, Florida. We committed a total of $30.8 million, and the affiliate committed the remaining $10.3 million, funding $28.5 million and $9.5 million, respectively, on close. The Note was issued at a discount of 1.0% and matures in two years with an exit fee of 1.0% and one 12-month extension option. The Note bears interest at a rate of SOFR plus 5.00%, with a rate index floor of 4.00%. The Note is secured by a first priority collateral assignment of the senior mortgage loan, including assignment in blank of the mortgage and other loan documents, a pledge of 100% of the issued and outstanding limited liability company interests in borrower, reserve accounts, and other customary collateral.
In January 2025, we and affiliated co-investors entered into a $74.5 million senior secured mortgage loan for the construction of a build-to-suit net leased credit tenant project located in New Orleans, Louisiana. The loan proceeds will be used to commence and facilitate construction. We committed a total of $44.0 million, and affiliated co-investors committed the remaining $30.5 million, funding $0.6 million and $0.4 million, respectively, on close. The senior secured loan was issued at a discount of 1.0% and matures in three years. The loan bears interest at a rate of SOFR plus 5.60%, with a rate index floor of 4.50%. The senior loan is secured by a first priority mortgage on the property subject only to the ground lease, pledge of 100% of borrower’s equity interest, assignment of leases, security deposits, and reserve accounts as well as all future rental and sales income associated with the project.
In March 2025, we entered into an assignment and assumption agreement with an affiliated co-lender owned by Mr. Tannenbaum, our Executive Chairman, pursuant to which we purchased $10.6 million of the senior term loan and $9.4 million of the home construction revolver on the property in Palm Beach Gardens, FL, with $9.9 million and $7.4 million currently funded under such loans, respectively. The loans were purchased at par less remaining unamortized OID plus accrued interest. We did not pay any fees or premium to the affiliate for our acquisition of the affiliate’s loan commitments. Following the purchase, we hold $31.9 million in commitments of the senior term loan with $29.8 million in principal outstanding, and $28.1 million in commitments of the home construction revolver with $22.2 million of principal outstanding.

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
We define Distributable Earnings as, for a specified period, the net income (loss) computed in accordance with GAAP, excluding (i) stock-based compensation expense, (ii) depreciation and amortization, (iii) any unrealized gains, losses or other non-cash items recorded in net income (loss) for the period, regardless of whether such items are included in other comprehensive income or loss, or in net income (loss); provided that Distributable Earnings does not exclude, in the case of investments with a deferred interest feature (such as OID, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash, (iv) provision for (reversal of) current expected credit losses, (v) TRS (income) loss, net of any dividends received from TRS and (vi) one-time events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between our Manager and our independent directors and after approval by a majority of such independent directors.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Year ended December 31, 2024	Period from August 28, 2023 to December 31, 2023

Net income	$6,868,421	$234,622
Adjustments to net income:
Stock-based compensation expense	338,404	—
Depreciation and amortization	—	—
Unrealized (gains) losses, or other non-cash items	—	—
Provision for (reversal of) current expected credit losses	40,180	—
TRS (income) loss	—	—
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—
Distributable earnings	$7,247,005	$234,622
Basic weighted average shares of common stock outstanding	6,800,841	6,889,032
Distributable earnings per basic weighted average share	$1.07	$0.03
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our Common Stock as of December 31, 2024 and 2023 was approximately $16.29 and $4.53, respectively, on a post-split share basis.
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
Results of Operations for the year ended December 31, 2024
We were formed on August 28, 2023 with limited operational activity during the period from August 28, 2023 to December 31, 2023. We did not make our first investment until January 2024; and therefore, we have no period to compare results for the year ended December 31, 2024.
Our net income allocable to our common shareholders for the year ended December 31, 2024, was approximately $6.9 million, or $1.01 per basic weighted average common share. Net interest income was comprised of interest income earned of approximately $10.8 million, net of interest expense of approximately $(0.2) million.
For the year ended December 31, 2024, operating expenses were approximately $3.7 million, mainly relating to approximately $1.3 million in general and administrative expenses, $1.3 million in professional fees and $0.8 million in management fees. As a result of our Management Agreement with SUNS Manager, SUNS management fee was approximately $0.8 million and no incentive fee was incurred for the year ended December 31, 2024. Reimbursable shared expenses under the Management Agreement were approximately $1.1 million for the year ended December 31, 2024. Professional fees included approximately $0.6 million in spin-off costs incurred during the year ended December 31, 2024. Other costs within professional fees related to legal, audit, and board of director fees.
Stock-based compensation was approximately $0.3 million for the year ended December 31, 2024, driven by restricted stock awards granted and restricted stock awards converted as part of the Spin-Off.

Provision for Current Expected Credit Losses
The provision for current expected credit losses for the year ended December 31, 2024 was approximately $40.2 thousand. The CECL Reserve balance as of December 31, 2024 was approximately $40.2 thousand, or 0.03%, of our total loans held at carrying value of approximately $130.7 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of $21.8 thousand and (ii) a liability for unfunded commitments of approximately $18.4 thousand. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.
Loan Portfolio
The table below summarizes our total loan portfolio as of December 31, 2024, unless otherwise specified.

Loan Type	Location		Original Funding Date	Loan Maturity	Current Commitments as of 12/31/2024	% of Total SUNS	Principal Balance as of 12/31/2024	Cash Interest Rate	Fixed/ Floating	Amortization During Term	YTM(1)
Senior mortgage loans:
Mixed-use	Houston, TX		1/4/2024	2/26/2026	$6,345,411	3.3%	$5,120,604	12.50%	Fixed	No	22%
Residential	Austin, TX		7/3/2024	7/3/2027	14,087,288	7.4%	13,186,390	9.00%	Floating	No	10%
Hospitality	San Antonio, TX		7/31/2024	8/9/2027	27,300,000	14.3%	26,073,292	10.85%	Floating	No	13%
Residential	PBG, FL	(2)	8/5/2024	9/1/2027	21,250,000	11.1%	18,855,922	12.58%	Floating	No	13%
Residential	PBG, FL	(2)	8/5/2024	9/1/2027	18,750,000	9.8%	12,300,793	10.58%	Floating	No	12%
Residential	Fort Lauderdale, FL		11/1/2024	12/30/2026	30,000,000	15.7%	3,868,815	11.42%	Floating	No	14%
Hospitality	Austin, TX		12/12/2024	12/11/2027	32,000,000	16.8%	29,894,737	9.83%	Floating	No	11%
Subordinate debt:
Residential	Sarasota, FL		1/31/2024	5/12/2027	28,188,776	14.8%	23,121,470	13.00%	Fixed	No	14%
Residential	Miami, FL		11/15/2024	11/15/2027	13,000,000	6.8%	134,266	13.25%	Fixed	No	15%
				Subtotal(3)	$190,921,475	100.0%	$132,556,289	11.12%			13%
											Wtd Average
(1)Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan.
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of December 31, 2024 applied through maturity. Actual results could differ from those estimates and assumptions.
(2)This loan is structured as a senior term loan and home construction revolver, of which the proceeds will be used to fund varying development projects. Under each credit facility, the borrower is able to re-draw funds after repayment through maturity.
(3)The interest subtotal rate is a weighted average rate.
Loans Held for Investment at Carrying Value
As of December 31, 2024 and December 31, 2023, our portfolio included nine and zero loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $190.9 million and zero, respectively, and outstanding principal was approximately $132.6 million and zero, respectively, as of December 31, 2024 and December 31, 2023. During the year December 31, 2024, we funded approximately $165.7 million of new loans and additional principal and had approximately $33.2 million of principal repayments of loans held at carrying value. As of December 31, 2024 and December 31, 2023, approximately 79% and zero, respectively, of our loans held at carrying value had floating interest rates. As of December 31, 2024, these floating benchmark rates included one-month SOFR subject to a weighted average floor of 4.2% and quoted at 4.3%.

The following tables summarize our loans held at carrying value as of December 31, 2024:

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)	$109,300,553	$(1,495,512)	$107,805,041	2.6
Subordinate debt	23,255,736	(327,147)	22,928,589	2.4
Total loans held at carrying value	$132,556,289	$(1,822,659)	$130,733,630	2.6
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of December 31, 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$—	$—	$—
New fundings	160,425,359	(2,085,761)	158,339,598
Interest drawn on loans	5,291,615	—	5,291,615
Accretion of original issue discount	—	263,102	263,102
Loan repayments	(33,160,685)	—	(33,160,685)
Total loans held at carrying value at December 31, 2024	$132,556,289	$(1,822,659)	$130,733,630
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
Our primary sources of cash generally consist of net proceeds of future debt or equity offerings, debt financing, including borrowings under the Revolving Credit Facility and the SRTF Credit Facility, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results.
As of December 31, 2024 and 2023, all of our cash was unrestricted and totaled approximately $184.6 million and $31.2 million, respectively.
As of December 31, 2024, we believe that our cash on hand, capacity available under the Revolving Credit Facility, SRTF Credit Facility and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Given the nature of our business, we constantly explore both the public and private capital markets to raise capital, subject to market and other considerations.

On January 29, 2025, we completed a registered public offering of 5,750,000 shares of common stock at a public offering price of $12.00 per share, of which 1,000,000 shares of common stock were sold to Leonard M. Tannenbaum, our Executive Chairman, at the public offering price. We received net proceeds from the January 2025 Offering of $65.3 million, net of underwriting discounts of $3.7 million. In connection with the January 2025 Offering, the underwriters were granted an over-allotment option to purchase up to an additional 862,500 shares of our common stock. On January 31, 2025, the underwriters partially exercised the over-allotment option with respect to 650,000 shares of common stock and we received additional net proceeds of $7.3 million, net of underwriting discounts of $0.5 million.
We intend to raise future equity capital and issue debt securities in order to fund our future investments in loans.
Revolving Credit Facility
On November 6, 2024, the Company entered into the Revolving Credit Facility, which contains initial aggregate commitments of $50.0 million, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement). The amount of total commitments under the Revolving Credit Facility may be increased to up to $200.0 million in aggregate, subject to available borrowing base and lenders’ willingness to provide additional commitments.
See “Developments During the Year Ended December 31, 2024— Revolving Credit Facility” above.
SRTF Credit Facility
On December 9, 2024, the Company entered into the SRTF Credit Facility, which provides for an unsecured revolving credit facility with a $75.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the SRTF Credit Agreement.
See “Developments During the Year Ended December 31, 2024— SRTF Credit Facility” above.
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
Debt Service
As of December 31, 2024, we believe that our cash on hand, capacity available under our Revolving Credit Facility and SRTF Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
The following table sets forth changes in cash and cash equivalents for the year ended December 31, 2024 and during the period from August 28, 2023 to December 31, 2023:

	Year ended December 31, 2024	Period from August 28, 2023 to December 31, 2023
Net cash provided by (used in) operating activities	$1,640,535	$244,622
Net cash (used in) provided by investing activities	(125,178,913)	—
Net cash provided by (used in) financing activities	276,920,526	31,000,000
Change in cash and cash equivalents	$153,382,148	$31,244,622
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the year ended December 31, 2024 was approximately $1.6 million, compared to approximately $0.2 million for the period from August 28, 2023 to December 31, 2023. The increase of approximately $1.4 million during the period from August 28, 2023 to December 31, 2023 to the year ended December 31,

2024 was primarily due to an increase in net income of approximately $6.6 million, partially offset by changes in net working capital. The most significant items in working capital were an increase in non-cash interest income capitalized of $(5.3) million, an increase in interest receivable of approximately $(1.1) million, increase in prepaid expenses and other assets of approximately $(0.5) million, partially offset by an increase in accrued management and incentive fees of $0.4 million, increase in accrued direct administrative expenses of $0.7 million and increase in accounts payable and other liabilities of approximately $0.3 million.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the year ended December 31, 2024 was approximately $(125.2) million, compared to zero for the period from August 28, 2023 to December 31, 2023. The decrease of approximately $(125.2) million was primarily due to an increase in issuance and fundings on loans of approximately $(158.3) million, partially offset by an increase in principal repayments of loans of approximately $33.2 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities during the year ended December 31, 2024 was approximately $276.9 million, compared to $31.0 million for the period from August 28, 2023 to December 31, 2023. The increase of approximately $245.9 million during the period from August 28, 2023 to December 31, 2023 to the year ended December 31, 2024 was primarily due to an increase in net transfers and distributions from our Former Parent of approximately $49.1 million and an increase of $248.8 million in borrowings on the revolving credit facilities, offset by $(50.0) million in repayments on the SRTF Revolving Credit Facility.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of December 31, 2024 are as follows:

	As of December 31, 2024
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$—	$58,365,186	$—	$—	$58,365,186
Total	$—	$58,365,186	$—	$—	$58,365,186
As of December 31, 2024, all unfunded commitments were related to our total loan commitments and were available for funding in less than three years.
We may enter into certain contracts that may contain a variety of indemnification obligations. The maximum potential future payment amounts we could be required to pay under these indemnification obligations may be unlimited.
Off-balance sheet commitments consist of unfunded commitments on delayed draw loans. Other than as set forth in this Annual Report, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide, nor do we intend to provide, additional funding to any such entities.
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
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with GAAP which requires the use of estimates and assumptions that involve the exercise of judgment as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we believe apply to us based on the nature of our initial operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments used to prepare our financial statements are based upon reasonable assumptions given the information available to us at that time. Those accounting policies and estimates that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.
Loans Held for Investment
We originate commercial real estate debt and related instruments generally to be held for investment. Loans held for investment are carried at cost, net of unamortized loan original issue discount and origination costs and other original issue discounts (the “carrying value”). Although we generally hold our target investments as long-term loans, we may occasionally classify some of our loans as held for sale. Loans held for sale are carried at fair value, with changes in fair value recorded through earnings.
Loans are generally collateralized by real estate, equipment and/or other assets of borrowers to the extent permitted by applicable laws and the regulations governing such borrowers. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. We monitor performance of our loans held for investment portfolio under the following methodology: (i) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (ii) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (iii) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (iv) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.
We accrete or amortize any discounts or premiums on loans held for investment over the life of the related loan held for investment utilizing the effective interest method.
ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) expands the application of fair value accounting and defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 assumes that the loan is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, if we elected the ASC 825-10 fair value option, we would consider its principal market as the market in which we exit our investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:
•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
If inputs used to measure fair value fall into different levels of the fair value hierarchy, a loan’s level is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the loan. This includes loans that are valued using “bid” and “ask” prices obtained from independent third-party pricing services or directly from brokers.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, we obtain and analyze readily available market quotations provided by pricing vendors and brokers for all of our loans for which quotations are available. In determining the fair value of a particular loan, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
GAAP requires disclosure of fair value information about financial and nonfinancial assets and liabilities, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows using market yields, or other valuation methodologies. Any changes to the valuation methodology will be reviewed by our management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that the valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial and nonfinancial assets and liabilities could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.
Current Expected Credit Loss Reserve (“CECL”)
We estimate our CECL Reserve using a model that considers multiple datapoints and methodologies that may include discounted cash flows (“DCF”) and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment if applicable. Calculation of the CECL Reserve requires loan specific data, which may include fixed charge coverage ratio, loan-to-value, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to the expected timing of loan repayments and our current and future view of the macroeconomic environment. We may consider loan-specific qualitative factors on certain loans to estimate our CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where we have deemed the borrower/sponsor to be experiencing financial difficulty, we may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance.
Revenue Recognition
Interest income from loans is accrued based on the outstanding principal amount and the contractual terms of each loan. Revenue from OID is also recognized in interest income from loans over the initial loan term as a yield adjustment using the effective interest method. Management places loans on nonaccrual status when principal or interest payments are past due 30 days or more or when full recovery of interest and principal is doubtful. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on nonaccrual status. Interest payments received on nonaccrual loans are generally recognized on a cash basis and may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Nonaccrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. We may make exceptions to placing a loan on nonaccrual status if the loan has sufficient collateral value and is in the process of collection. Delayed draw loans earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are also recognized as interest income when received. Any such fees will be generated in connection with our investments and recognized as earned in accordance with GAAP.
Interest Drawn on Loans
We have loans in our portfolio that contain provisions for funded interest. The interest drawn on loans is computed at the contractual rate specified in each applicable agreement and is accrued and added to the principal balance of the loan monthly in arrears and recorded as interest income. The interest income that is drawn on the loans is added to the principal balance and is generally collected upon repayment of the outstanding principal. To maintain our status as a REIT, this non-cash source of income is included in taxable income and will increase the dividend paid to shareholders for the year earned, even though we have not yet collected the cash.
Income Taxes
We are a Maryland corporation and intend to elect to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2024. We believe we have qualified, and our method of operation will enable us to continue to qualify, as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depend, in part, on our operating results.
To continue to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our shareholders at least 90% of our REIT taxable income prior to the deduction for dividends paid and excluding our net capital gain. To the extent that we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of 1) 85% of our ordinary income for the calendar year, 2) 95% of our capital gain net income for the calendar year, and 3) any Required Distributions to our shareholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay a non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our shareholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our shareholders and pay tax at regular corporate rates on the retained net capital gain. The shareholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they will be deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If it is determined that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the line item income tax expense.
A TRS is a corporation in which we directly or indirectly own stock and that jointly with us elects to be treated as our TRS under Section 856(l) of the Code. If our TRS owns, directly or indirectly, securities representing 35% or more of the vote or value of a subsidiary corporation, that subsidiary will also be treated as our TRS. A TRS is subject to U.S. federal income tax and state and local income tax, where applicable, as a regular C corporation. Generally, a TRS can engage in activities that, if conducted by us other than through a TRS, could result in the receipt of non-qualified income or the ownership of non-qualified assets. However, several provisions regarding the arrangements between a REIT and its TRSs ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For example, we will be obligated to pay a 100% penalty tax on some payments that we receive or certain other amounts or on certain expenses deducted by the TRS if the economic arrangements among us, our borrowers and/or the TRS are not comparable to similar arrangements among unrelated parties.
FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of December 31, 2024. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.

JOBS Act
The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to avail ourselves of the extended transition period for complying with new or revised financial accounting standards.
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, (b) in which we have total annual revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which generally means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.
Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements Pending Adoption
See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K, which describes recent accounting pronouncements that we have adopted and are pending adoption.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We intend for our investment mix to include high quality residential, including multi-family, condominiums and single-family residential communities, retail, office, hospitality, industrial, mixed-use and specialty-use real estate. We believe that our Manager’s rigorous investment process on our behalf will enable us to make investments with potential for value creation as we seek to provide capital to strong sponsors with readily executable business plans while endeavoring to implement significant downside protections.
The allocation of capital among our target assets will depend on prevailing market conditions at the time we invest, among other considerations, and may change over time in response to changes in market conditions, including with respect to interest rates and general economic and credit market conditions as well as local economic conditions in markets where we are active.
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheets. As of December 31, 2024 and 2023, none of our loans held for investment were carried at fair value.
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of December 31, 2024, we had six floating-rate loans, representing approximately 79% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR subject to a weighted average floor of 4.2% and quoted at 4.3%. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $1.0 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(0.1) million.
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
Our loan portfolio as of December 31, 2024 was concentrated with the top three borrowers representing approximately 49.0% of the aggregate outstanding principal balances and approximately 53.4% of the total loan commitments. We made our first investment in January 2024 and expect to continue to diversify our loan portfolio as loans in our pipeline are evaluated and are originated through the deployment of our capital.
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
Item 8.    Consolidated Financial Statements and Supplementary Data
See our consolidated financial statements and the notes thereto together with the report thereon of CohnReznick LLP dated March 6, 2025, beginning on page F-1 of this Annual Report included in Item 15, which are incorporated herein by reference in this Item 8.
Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Insider Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Except as set forth below, the other information required by this item will be contained in the Company’s definitive proxy statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. A current copy of the code is posted under “Corporate Governance” on our website at https://ir.sunriserealtytrust.com/corporate-governance/governance-overview.
To the extent required by rules adopted by the Securities and Exchange Commission and Nasdaq, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors on our website at https://ir.sunriserealtytrust.com/corporate-governance/governance-overview.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.
Item 13.        Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2025 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.
PART IV
Item 15.        Exhibits and Financial Statement Schedules
(1) Financial Statements—See the Index to Consolidated Financial Statements, together with the report thereon of CohnReznick LLP dated March 6, 2025, beginning on Page F-1.
(2) Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.
(3) Exhibits.

Exhibit No.	Description of Exhibits
2.1
Separation and Distribution Agreement, dated as of July 8, 2024, by and between Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) and Sunrise Realty Trust, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on July 8, 2024 and incorporated herein by reference).

3.1	Articles of Amendment and Restatement of Sunrise Realty Trust, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on July 3, 2024 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Sunrise Realty Trust, Inc. (filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12B on May 20, 2024 and incorporated herein by reference).
4.1*	Description of the Registrant’s Securities.
10.1
Tax Matters Agreement, dated as of July 8, 2024, by and between Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) and Sunrise Realty Trust, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 8, 2024 and incorporated herein by reference).

10.2
Management Agreement, dated as of February 22, 2024 (filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12B on May 20, 2024 and incorporated herein by reference).

10.3§	Form of Indemnification Agreement (filed as Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form 10-12B on June 10, 2024 and incorporated herein by reference).
10.4§	2024 Stock Incentive Plan (filed as Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10-12B on June 10, 2024 and incorporated herein by reference).
10.5§	Form of 2024 Stock Incentive Plan Restricted Stock Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 7, 2024 and incorporated herein by reference).
10.6	Unsecured Revolving Credit Agreement, dated September 26, 2024, by and between Sunrise Realty Trust, Inc., as borrower, and SRT Finance LLC, as agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 26, 2024 and incorporated herein by reference).

10.7
Loan and Security Agreement, dated as of November 6, 2024, among Sunrise Realty Trust, Inc., as borrower, the lenders party thereto, and East West Bank, as Agent, Joint Lead Arranger, Joint Book Runner, Co-Syndication Agent and Co-Documentation Agent (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on November 7, 2024 and incorporated herein by reference).

10.8
Amendment to Loan and Security Agreement, dated as of December 9, 2024, among Sunrise Realty Trust, Inc. and Sunrise Realty Trust Holdings I LLC, as borrowers, the lenders party thereto, and East West Bank, as Agent, Joint Lead Arranger and Joint Book Runner (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 on January 21, 2025 and incorporated herein by reference).

10.9
Unsecured Revolving Credit Agreement, dated December 9, 2024, by and among Sunrise Realty Trust, Inc. as borrower, the lenders party thereto from time to time and SRT Finance LLC, as agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 9, 2024 and incorporated herein by reference).

10.10
Amendment Number Two to Loan and Security Agreement, dated as of December 30, 2024, among Sunrise Realty Trust, Inc. and Sunrise Realty Trust Holdings I LLC, as borrowers, East West Bank, as agent, joint lead arranger, co-syndication agent and co-documentation agent, and the financial institutions party thereto, as lenders (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-11 on January 21, 2025 and incorporated herein by reference).

10.11*
Amendment Number Three to Loan and Security Agreement, dated as of February 26, 2025, among Sunrise Realty Trust, Inc. and Sunrise Realty Trust Holdings I LLC, as borrowers, East West Bank, as agent, joint lead arranger, co-syndication agent and co-documentation agent, and the financial institutions party thereto, as lenders.

19*	Insider Trading Policy.
21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-11 on January 21, 2025 and incorporated herein by reference).
23.1*	Consent of CohnReznick LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
§ Management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith
Item 16.        Form 10-K Summary
None.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm CohnReznick LLP (PCAOB ID 596), Baltimore, Maryland	F-2
Consolidated Balance Sheets as of December 31, 2024 and 2023	F-3
Consolidated Statements of Operations for the year ended December 31, 2024 and the period from August 28, 2023 (date of formation) to December 31, 2023	F-4
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2024 and the period from August 28, 2023 (date of formation) to December 31, 2023	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2024 and the period from August 28, 2023 (date of formation) to December 31, 2023	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Sunrise Realty Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sunrise Realty Trust, Inc. and subsidiaries as of December 31, 2024 and 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2024 and the period from August 28, 2023 (date of formation) to December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Sunrise Realty Trust, Inc. and subsidiaries as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the for the year ended December 31, 2024 and for the period August 28, 2023 (date of formation) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Sunrise Realty Trust, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Sunrise Realty Trust, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ CohnReznick LLP
We have served as Sunrise Realty Trust, Inc.’s auditor since 2023.
Baltimore, Maryland
March 6, 2025

SUNRISE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
Assets
Loans held for investment at carrying value, net	$130,733,630	$—
Current expected credit loss reserve	(21,782)	—
Loans held for investment at carrying value, net of current expected credit loss reserve	130,711,848	—

Cash and cash equivalents	184,626,770	31,244,622
Interest receivable	1,138,561	—
Prepaid expenses and other assets	1,058,601	—
Total assets	$317,535,780	$31,244,622

Liabilities
Accrued interest	$131,617	$—
Dividends payable	2,941,964	—
Current expected credit loss reserve	18,398	—
Accrued management and incentive fees	393,063	—
Accrued direct administrative expenses	715,574	—
Accounts payable and other liabilities	357,417	10,000
Line of credit payable	123,840,000	—
Line of credit payable to affiliate	75,000,000	—
Total liabilities	203,398,033	10,000
Commitments and contingencies (Note 7)
Shareholders' equity
Member's equity	—	31,234,622
Preferred stock, par value $0.01 per share, 10,000 and 0 shares authorized at December 31, 2024 and 2023 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 and 0 shares authorized at December 31, 2024 and 2023 and 7,004,676 and 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	70,047	—
Additional paid-in capital	115,022,034	—
Accumulated (deficit) earnings	(954,334)	—
Total shareholders' equity	114,137,747	31,234,622

Total liabilities and shareholders' equity	$317,535,780	$31,244,622
See accompanying notes to the consolidated financial statements

SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2024	Period from August 28, 2023 to December 31, 2023
Revenue
Interest income	$10,844,718	$244,742
Interest expense	(216,268)	—
Net interest income	10,628,450	244,742
Expenses
Management and incentive fees	815,301	—
General and administrative expenses	1,291,021	120
Stock-based compensation	338,404	—
Professional fees	1,275,123	10,000
Total expenses	3,719,849	10,120
(Provision for) reversal of current expected credit losses	(40,180)	—
Net income before income taxes	6,868,421	234,622
Income tax expense	—	—
Net income	$6,868,421	$234,622

Earnings per common share:
Basic earnings per common share	$1.01	$0.03
Diluted earnings per common share	$1.00	$0.03

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	6,800,841	6,889,032
Diluted weighted average shares of common stock outstanding	6,835,797	6,889,032
See accompanying notes to the consolidated financial statements

SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Year ended December 31, 2024
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of December 31, 2023	$31,234,622	—	$—	$—	$—	$31,234,622
Net transfers and distributions from (to) Former Parent	—	—	—	14,400,000	(3,661,080)	10,738,920
Effect of corporate conversion on member's equity	(31,234,622)	100	1	30,999,999	234,622	—
Stock-based compensation	—	115,644	1,157	325,747	—	326,904
Dividends declared on common shares ($0.63 per share)	—	—	—	—	(4,396,297)	(4,396,297)
Issuance of common stock in connection with the Spin-Off	—	6,888,932	68,889	69,296,288	—	69,365,177
Net income	—	—	—	—	6,868,421	6,868,421
Balance as of December 31, 2024	$—	7,004,676	$70,047	$115,022,034	$(954,334)	$114,137,747

Period from August 28, 2023 to December 31, 2023
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of August 28, 2023	$—	—	$—	$—	$—	$—
Net transfers and distributions from (to) Former Parent	31,000,000	—	—	—	—	31,000,000
Net income	234,622	—	—	—	—	234,622
Balance as of December 31, 2023	$31,234,622	—	$—	$—	$—	$31,234,622
See accompanying notes to the consolidated financial statements

SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended December 31,	Period from August 28, 2023 to December 31, 2023
Operating activities:
Net income	$6,868,421	$234,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) current expected credit losses	40,180	—
Amortization of deferred financing costs	41,455	—
Accretion of deferred loan original issue discount and other discounts	(263,102)	—
Stock-based compensation	326,904	—
Interest drawn on loans	(5,291,615)	—
Changes in operating assets and liabilities:
Interest receivable	(1,138,561)	—
Prepaid expenses and other assets	(530,818)	—
Accrued interest	131,617	—
Accrued management and incentive fees	393,063	—
Accrued direct administrative expenses	715,574	—
Accounts payable and other liabilities	347,417	10,000
Net cash provided by (used in) operating activities	1,640,535	244,622

Cash flows from investing activities:
Issuance of and fundings on loans	(158,339,598)	—
Principal repayment of loans	33,160,685	—
Net cash (used in) provided by investing activities	(125,178,913)	—

Cash flows from financing activities:
Net transfers and distributions from (to) Former Parent	80,104,097	31,000,000
Payment of financing costs	(569,238)	—
Borrowings on revolving credit facilities	248,840,000	—
Repayment of revolving credit facility	(50,000,000)	—
Dividends paid to common shareholders	(1,454,333)	—
Net cash provided by (used in) financing activities	276,920,526	31,000,000

Net increase (decrease) in cash and cash equivalents	153,382,148	31,244,622
Cash and cash equivalents, beginning of period	31,244,622	—
Cash and cash equivalents, end of period	$184,626,770	$31,244,622

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$2,085,761	$—
Dividends declared and not yet paid	$2,941,964	$—

Supplemental information:
Interest paid during the period	$43,197	$—
Income taxes paid during the period	$—	$—
See accompanying notes to the consolidated financial statements

SUNRISE REALTY TRUST, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024
1.    ORGANIZATION
Sunrise Realty Trust, Inc. (the “Company” or “SUNS”) was formed on August 28, 2023, and converted from a Delaware limited liability company to a Maryland corporation in February 2024. The Company is an institutional lender that provides debt capital solutions to the commercial real estate (“CRE”) market in the Southern United States. The Company focuses on originating, underwriting and managing CRE debt investments and providing capital to high-quality borrowers and sponsors with transitional business plans collateralized by CRE assets with opportunities for near-term value creation, as well as recapitalization opportunities. The Company intends to further diversify its investment portfolio, targeting investments in senior mortgage loans, mezzanine loans, B-notes, commercial mortgage-backed securities (“CMBS”) and debt-like preferred equity securities across CRE asset classes. The Company intends for its investment mix to include high quality residential (including multi-family, condominiums and single-family residential communities), retail, office, hospitality, industrial, mixed-use and specialty-use real estate. The Company operates in one operating segment.
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
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, and its wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The historical financial statements of the Company for the periods prior to the completion of the Spin-Off are prepared from AFC’s historical accounting records and are presented on a standalone basis as if the Company’s operations have been conducted independently from AFC.
This Annual Report on Form 10-K presents the financial information of the Company for the fiscal year ended December 31, 2024, which includes the period from January 1, 2024 to July 8, 2024 (prior to consummation of the Separation, the Distribution and the Spin-Off) and the period from July 9, 2024 to December 31, 2024 (from and after consummation of the Separation, the Distribution and the Spin-Off).
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
Cash and Cash Equivalents
Cash and cash equivalents include funds on deposit with financial institutions, including demand deposits with financial institutions. Cash and short-term investments with an original maturity of three months or less when acquired are considered cash and cash equivalents for the purpose of the consolidated balance sheets and consolidated statements of cash flows.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, loans and interest receivable. The Company places its cash and cash equivalents with financial institutions, and, at times, cash held exceeds the Federal Deposit Insurance Corporation insured limit. The Company and the Manager seek to manage this credit risk by monitoring the financial institutions and their ability to continue in business for the foreseeable future.
The Company has exposure to credit risk on its loans and interest receivable. The Company and the Manager seek to manage credit risk by performing due diligence prior to origination or acquisition and through the use of non-recourse financing, when and where available and appropriate.
Investments in Loans
The Company originates CRE debt and related instruments generally to be held for investment. Loans held for investment are carried at cost, net of unamortized loan original issue discount and origination costs and other original issue discounts (the “carrying value”) in the Company’s balance sheets. Although we generally hold our target investments as long-term loans, we may occasionally classify some of our loans as held for sale. Loans held for sale are carried at fair value, with changes in fair value recorded through earnings.
Loans are generally collateralized by real estate, equipment, and/or other assets of borrowers to the extent permitted by applicable laws and the regulations governing such borrowers. The extent of any credit deterioration associated with the performance and/or value of the underlying collateral property and the financial and operating capability of the borrower could impact the expected amounts received. The Company monitors performance of its portfolio of loans held for investment under the following methodology: (i) borrower review, which analyzes the borrower’s ability to execute on its original business plan, reviews its financial condition, assesses pending litigation and considers its general level of responsiveness and cooperation; (ii) economic review, which considers underlying collateral (i.e., leasing performance, unit sales and cash flow of the collateral and its ability to cover debt service, as well as the residual loan balance at maturity); (iii) property review, which considers current environmental risks, changes in insurance costs or coverage, current site visibility, capital expenditures and market perception; and (iv) market review, which analyzes the collateral from a supply and demand perspective of similar property types, as well as from a capital markets perspective.
The Company may make modifications to loans, including loans that are in default. Loan terms that may be modified include interest rates, required prepayments, maturity dates, covenants, principal amounts and other loan terms. The terms and conditions of each modification vary based on individual circumstances and will be determined on a case-by-case basis. The Company’s Manager monitors and evaluates each of the Company’s loans held for investment and has maintained regular communications with borrowers.

The Company accretes or amortizes any discounts or premiums on loans held for investment over the life of the related loan held for investment utilizing the effective interest method.
Fair Value Measurements
The Company follows ASC 820-10, Fair Value Measurements Overall (“ASC 820-10”), which expands the application of fair value accounting and defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the transaction is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, if the Company elects the ASC 825-10 fair value option, the Company would consider its principal market as the market in which the Company exits its loans with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:
•Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
If inputs used to measure fair value fall into different levels of the fair value hierarchy, a loan’s level is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the loan. This includes loans that are valued using “bid” and “ask” prices obtained from independent third-party pricing services or directly from brokers.
Financial instruments with readily available quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment inherent in measuring fair value. As such, the Company obtains and analyzes readily available market quotations provided by pricing vendors and brokers for all of the Company’s loans for which quotations are available. In determining the fair value of a particular loan, pricing vendors and brokers use observable market information, including both binding and non-binding indicative quotations.
GAAP requires disclosure of fair value information about financial and nonfinancial assets and liabilities, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows using market yields, or other valuation methodologies. Any changes to the valuation methodology will be reviewed by the Company’s management to ensure the changes are appropriate. The methods used may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that the valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial and nonfinancial assets and liabilities could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may fall within periods of market dislocation, during which price transparency may be reduced.
Current Expected Credit Losses
The Company measures current expected credit losses (“CECL”) in accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses (Topic 326), which requires a methodology that reflects on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to derive credit loss estimates (the “CECL Reserve”). Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within the provision for current expected credit losses in the Company’s statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under Topic 326 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held at carrying value in the Company’s balance sheets. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within the current expected credit loss reserve financial statement line in the Company’s balance sheets. The Company has elected not to measure an allowance for credit losses for accrued interest receivable.
The Company estimates its CECL Reserve using a model that considers multiple datapoints and methodologies that may include discounted cash flows (“DCF”) and other inputs which may include the risk rating of the loan, how recently the loan was originated compared to the measurement date, and expected prepayment if applicable. Calculation of the CECL Reserve requires loan specific data, which may include fixed charge coverage ratio, loan-to-value, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including but not limited to the expected timing of loan repayments and the Company’s current and future view of the macroeconomic environment. The Company may consider loan-specific qualitative factors on certain loans to estimate its CECL Reserve, which may include (i) whether cash from the borrower’s operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan and (iii) the liquidation value of collateral. For loans where the Company has deemed the borrower/sponsor to be experiencing financial difficulty, the Company may elect to apply a practical expedient in which the fair value of the underlying collateral is compared to the amortized cost of the loan in determining a specific CECL allowance.
Revenue Recognition
Interest income from loans is accrued based on the outstanding principal amount and the contractual terms of each loan. For loans, origination fees, direct loan origination costs, and other discounts (in aggregate the “Original Issue Discount” or “OID”) are also recognized in interest income from loans over the initial loan term as a yield adjustment using the effective interest method. Management places loans on nonaccrual status when principal or interest payments are past due 30 days or more or when full recovery of interest and principal is doubtful. Accrued and unpaid interest is generally reversed against interest income in the period the loan is placed on nonaccrual status. Interest payments received on nonaccrual loans are generally recognized on a cash basis and may be recognized as income or applied to principal depending upon management’s judgment regarding the borrower’s ability to make pending principal and interest payments. Nonaccrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to placing a loan on nonaccrual status if the loan has sufficient collateral value and is in the process of collection. Delayed draw loans earn interest or unused fees on the undrawn portion of the loan, which is recognized as interest income in the period earned. Other fees, including prepayment fees and exit fees, are recognized as interest income when received.
Stock-Based Compensation
The Company accounts for stock-based compensation issued to employees and the Board of Directors pursuant to the Amended and Restated Stock Incentive Plan (the “2024 Plan”) under the fair value method. This method measures compensation cost at the date of grant based on the value of the award and recognizes the cost over the service period, which is usually the vesting period. The fair value of equity-based compensation awards is based on the estimated fair value of the Company’s Common Stock, as determined by management using a valuation model and approved by the Board of Directors. Fair values of award grants also recognize any ongoing restrictions on the sale of securities.
Offering Costs
Direct and incremental costs related to the issuance of stock such as legal fees, printing costs and bankers’ or underwriters’ fees are accounted for as a reduction in the proceeds from the sale of the stock and accordingly, recorded as a reduction of equity in the Company’s consolidated statement of equity within additional paid-in capital. Prior to the effective date of an equity offering, these costs are deferred and included in prepaid expenses and other assets on the Company’s consolidated balance sheets. Should the offering be abandoned and not completed, the deferred costs will be expensed.
Debt Issuance Costs
Debt issuance costs related to the Company’s indebtedness are capitalized and amortized over the term of the respective debt instrument utilizing the effective interest method. Unamortized debt issuance costs are expensed when the associated debt is repaid prior to maturity. Amortization of debt issuance costs is included within interest expense in the Company’s consolidated statements of operations. The unamortized balance for the revolving credit facilities are recorded within prepaid expenses and other assets on these consolidated financial statements. See Note 6 included in these consolidated financial statements for further consideration.

Interest Drawn on Loans
The Company has loans in its portfolio that contain provisions for funded interest. The interest drawn on loans is computed at the contractual rate specified in each applicable agreement and is accrued and added to the principal balance of the loan monthly in arrears and recorded as interest income. The interest income that is drawn on the loans is added to the principal balance and is generally collected upon repayment of the outstanding principal. To maintain the Company’s status as a REIT, this non-cash source of income is included in taxable income and will increase the dividend paid to shareholders for the year earned, even though the Company has not yet collected the cash.
Income Taxes
The Company is a Maryland corporation and intends to elect to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 2024. The Company believes that its proposed method of operation will enable it to qualify as a REIT. However, no assurances can be given that the Company’s beliefs or expectations will be fulfilled, since qualification as a REIT depends on the Company satisfying numerous asset, income and distribution tests which depend, in part, on the Company’s operating results.
To qualify as a REIT, the Company must meet a number of organizational and operational requirements. Those qualification tests involve the percentage of income that the Company earns from specified sources, the percentage of the Company’s assets that fall within specified categories, the diversity of the ownership of the Company’s shares, and the percentage of the Company’s taxable income that the Company distributes. The Company is required to distribute annually to its shareholders at least 90% of the Company’s REIT taxable income prior to the deduction for dividends paid. To the extent that the Company distributes less than 100% of its REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), the Company will pay tax at regular corporate rates on that undistributed portion. Furthermore, the Company will be subject to a 4% nondeductible excise tax on any amount by which distributions the Company pays with respect to any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year) are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. The annual expense is calculated in accordance with applicable tax regulations. Excise tax expense is included in the financial statement line item income tax expense.
The Company may form a TRS in the future. A TRS is a corporation in which the Company directly or indirectly owns stock and that jointly with the Company elects to be treated as a TRS under Section 856(l) of the Code. If the TRS owns, directly or indirectly, securities representing 35% or more of the vote or value of a subsidiary corporation, that subsidiary will also be treated as a TRS. A TRS is subject to U.S. federal income tax and state and local income tax, where applicable, as a regular C corporation. Generally, a TRS can engage in activities that, if conducted by us other than through a TRS, could result in the receipt of non-qualified income or the ownership of non-qualified assets. However, several provisions regarding the arrangements between a REIT and its TRSs ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For example, the Company will be obligated to pay a 100% penalty tax on some payments that it receives or certain other amounts or on certain expenses deducted by the TRS if the economic arrangements among the Company, its borrowers and/or the TRS are not comparable to similar arrangements among unrelated parties. The income and excise tax provision is included in the line item income tax expense.
FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported as of December 31, 2024. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.
The Company will file income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions beginning with the calendar year ended December 31, 2024. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. The Company has not filed its initial U.S. federal income tax return; therefore, there are no tax years that are subjected to examination by taxing authorities.
Earnings per Share
The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common shareholders for the period by the weighted average shares of Common Stock outstanding for that period after consideration of the earnings

(loss) allocated to the Company’s restricted stock, which are participating securities as defined in GAAP. Diluted earnings (loss) per share takes into effect any dilutive instruments, such as stock options, restricted stock, restricted stock units (“RSUs”) and convertible debt, except when doing so would be anti-dilutive. As of December 31, 2024, there were dilutive instruments relating to restricted shares. See Note 9 included in these consolidated financial statements for the earnings per share calculations.
Use of Estimates in the Preparation of Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include current expected credit losses.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company has adopted ASU 2023-07 effective December 31, 2024. See Note 14 for more information on the effects of the adoption of ASU 2023-07.
Recent Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however, retrospective application is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2024-03 is not expected to have a material impact on the Company’s consolidated financial statements.
3.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of December 31, 2024 and 2023, the Company’s portfolio included nine and zero loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $190.9 million and zero, respectively, and outstanding principal was approximately $132.6 million and zero, respectively, as of December 31, 2024 and 2023. During the year ended December 31, 2024, the Company funded approximately $165.7 million of new loans and additional principal and had approximately $33.2 million of principal repayments of loans held at carrying value. As of December 31, 2024 and 2023, approximately 79% and zero, respectively, of the Company’s loans held at carrying value had floating interest rates. As of December 31, 2024, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) subject to a weighted average floor of 4.2% and quoted at 4.3%.

The following table summarizes the Company’s loans held at carrying value as of December 31, 2024:

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)	$109,300,553	$(1,495,512)	$107,805,041	2.6
Subordinate debt	23,255,736	(327,147)	22,928,589	2.4
Total loans held at carrying value	$132,556,289	$(1,822,659)	$130,733,630	2.6
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of December 31, 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$—	$—	$—
New fundings	160,425,359	(2,085,761)	158,339,598
Interest drawn on loans	5,291,615	—	5,291,615
Accretion of original issue discount	—	263,102	263,102
Loan repayments	(33,160,685)	—	(33,160,685)
Total loans held at carrying value at December 31, 2024	$132,556,289	$(1,822,659)	$130,733,630
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of December 31, 2024 is as follows:

Loan Type	Location	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Interest Rate		Maturity Date(2)	Payment Terms(3)
Senior mortgage loans:
Mixed-use	Houston, TX	$5,120,604	$(46,667)	$5,073,937	12.5%	(4)	2/26/2026	I/O
Residential	Austin, TX	13,186,390	(117,394)	13,068,996	9.0%	(5)	7/3/2027	I/O
Hospitality	San Antonio, TX	26,073,292	(235,083)	25,838,209	10.9%	(6)	8/9/2027	I/O
Residential	PBG, FL	18,855,922	(228,733)	18,627,189	12.6%	(7)	9/1/2027	I/O
Residential	PBG, FL	12,300,793	(201,823)	12,098,970	10.6%	(8)	9/1/2027	I/O
Residential	Fort Lauderdale, FL	3,868,815	(276,923)	3,591,892	11.4%	(9)	12/30/2026	I/O
Hospitality	Austin, TX	29,894,737	(388,889)	29,505,848	9.8%	(10)	12/11/2027	I/O
Subordinate debt:
Residential	Sarasota, FL	23,121,470	(204,369)	22,917,101	13.0%	(11)	5/12/2027	I/O
Residential	Miami, FL	134,266	(122,778)	11,488	13.3%	(12)	11/15/2027	I/O
Total loans held at carrying value		$132,556,289	$(1,822,659)	$130,733,630
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
(4)Base interest rate of 12.50%.
(5)Base interest rate of 4.25% plus SOFR (SOFR floor of 4.75%).
(6)Base interest rate of 6.35% plus SOFR (SOFR floor of 4.50%).
(7)Base interest rate of 8.25% plus SOFR (SOFR floor of 4.00%).
(8)Base interest rate of 6.25% plus SOFR (SOFR floor of 4.00%).
(9)Cash interest rate represents a blended rate of differing cash interest rates applicable to each of the A-Notes and B-Notes to which the Company is a lender under the credit agreements. The A-Notes bear interest at a base interest rate of 4.75% plus SOFR (SOFR floor of 4.75%) and the B-Notes bear interest at a base interest rate of 11.00% plus SOFR (SOFR floor of 4.75%).
(10)Base interest rate of 5.50% plus SOFR (SOFR floor of 4.00%).
(11)Base interest rate of 13.00%.
(12)Base interest rate of 13.25%.
4.    CURRENT EXPECTED CREDIT LOSSES
As of December 31, 2024, the Company’s CECL Reserve for its loans held at carrying value is approximately $40.2 thousand, or 0.03%, of the Company’s total loans held at carrying value of approximately $130.7 million, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $21.8 thousand, and a liability for unfunded commitments of approximately $18.4 thousand. The Company made its first investment in January 2024 and therefore did not have a CECL Reserve as of December 31, 2023. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion.
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value as of and for the year ended December 31, 2024 was as follows:

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2023	$—	$—	$—
Provision for (reversal of) current expected credit losses	21,782	18,398	40,180
Write-offs	—	—	—
Recoveries	—	—	—
Balance at December 31, 2024	$21,782	$18,398	$40,180
(1)As of December 31, 2024, the CECL Reserve related to outstanding balances on loans held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of December 31, 2024, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.

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
As of December 31, 2024, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2024	Total
1	$5,073,937	$5,073,937
2	125,659,693	125,659,693
3	—	—
4	—	—
5	—	—
Total	$130,733,630	$130,733,630
5.    INTEREST RECEIVABLE
The following table summarizes the interest receivable balance for the Company as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023

Interest receivable	$1,118,927	$—
Unused fees receivable	11,821	—
Other fees receivable	7,813	—
Total interest receivable	$1,138,561	$—
6.    DEBT
Revolving Credit Facility
On November 6, 2024, the Company entered into the Loan and Security Agreement (as amended, restated or otherwise modified from time to time, the “Revolving Credit Agreement”) by and among the Company, as borrower, the lenders party thereto, and East West Bank, as administrative agent, joint lead arranger, joint book runner, co-syndication agent and co-documentation agent (“East West Bank”). The Revolving Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) that contains initial aggregate commitments of $50.0 million from one or more FDIC-insured banking institutions, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement. Pursuant to the terms of the Revolving Credit Agreement, the amount of total commitments may be increased to up to $200.0 million in aggregate, subject to available borrowing base and lenders’ willingness to provide additional commitments. The Revolving Credit Facility has a maturity date of November 8, 2027.
Interest is payable on the Revolving Credit Facility in cash in arrears at the rate per annum of SOFR plus 2.75%, with a SOFR floor of 2.63%; provided, however, that the interest rate will increase by an additional 0.25% during any Increase Rate Month (as defined in the Revolving Credit Agreement).
The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75.0 thousand agent fee payable to the agent and an 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average revolver usage exceeds the minimum amount required per the Revolving Credit Agreement. Upon entering into the Revolving Credit Agreement, the Company incurred certain closing costs of approximately $0.5 million, which are included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility.
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
On December 9, 2024, the Company entered into Amendment Number One to Loan and Security Agreement, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto and East West Bank, pursuant to which, among other things, the maximum revolver usage was temporarily increased until January 8, 2025 to the sum of (i) $50.0 million plus (ii) the lesser of $75.0 million and the aggregate amount of funds maintained in the Company’s borrowing base cash account. Following January 8, 2025, the maximum revolver usage automatically reverted back to $50.0 million.
On December 30, 2024, the Company entered into Amendment Number Two to Loan and Security Agreement, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto, and East West Bank, pursuant to which, among other things, the parties agreed to additional representations, covenants and other amendments to maintain its REIT status and limit the use of participation interests in any underlying obligor loan receivables secured as collateral.
As of December 31, 2024, outstanding borrowings under the Revolving Credit Facility were $123.8 million and $1.2 million was available for borrowing. As of March 1, 2025, all outstanding borrowings under the Revolving Credit Facility were subsequently repaid in full.
As of December 31, 2024, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 7.28%. Interest expense incurred for the year ended December 31, 2024 was approximately $0.1 million. Based on the terms of the Revolving Credit Agreement, the Company’s estimated revolver usage will exceed the minimum amount required to waive the unused line fee and as such, the Company did not incur an unused line fee during the year ended December 31, 2024.
On February 26, 2025, the Company entered into Amendment Number Three to Loan and Security Agreement, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto, and East West Bank, pursuant to which, among other things, the parties agreed to reduce the procedural requirements for obligor loan receivables to become eligible under the borrowing base.
SRTF Credit Facility
In September 2024, the Company entered into an unsecured revolving credit agreement (the “Credit Agreement”), by and between the Company, as borrower, and SRT Finance LLC, as agent and lender. SRT Finance LLC is indirectly owned by Leonard M. Tannenbaum, Executive Chairman of the Company’s Board of Directors and one of the Company’s officers, and Robyn Tannenbaum, President of the Company, along with their family members and associated family trusts. The Credit Agreement provides for an unsecured revolving credit facility (the “SRTF Revolving Credit Facility”) with a $50.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the Credit Agreement. Interest is payable on the SRTF Revolving Credit Facility at 1-month SOFR (subject to a 3.0% floor) plus a margin of 2.75%, with a maturity date of December 31, 2025. The Company did not incur any fees or costs related to the origination of the SRTF Revolving Credit Facility, and the SRTF Revolving Credit Facility did not have any unused fees.
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
On December 9, 2024, the Company entered into a new unsecured revolving credit agreement (the “SRTF Credit Agreement”), by and among the Company, as borrower, the lenders party thereto from time to time, and SRT Finance LLC, as agent and lender. SRT Finance LLC continues to be indirectly owned by Mr. Tannenbaum and Mrs. Tannenbaum, along with their family members and associated family trusts. The SRTF Credit Agreement provides for an unsecured revolving credit facility (the “SRTF Credit Facility”) with a $75.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the SRTF Credit Agreement. Interest is payable on the SRTF Credit Facility at a rate per annum equal to 8.00%. The SRTF Credit Facility matures on the earlier of (i) May 31, 2028 and (ii) the date of the closing of any Refinancing Indebtedness (as defined in the SRTF Credit Agreement) with an aggregate principal amount equal to or greater than $75.0 million. Commencing on January 1, 2026, the Company is required to pay an annual fee equal to 1.00% of the aggregate commitments ratably to the lenders, payable on the first business day of each calendar year; provided that the fee due and payable on January 3, 2028 will be pro rated on the basis of a year of 360 days for the actual number of days elapsed from and including January 1, 2028 until and excluding May 31, 2028. Upon entering into the SRTF Credit Agreement, the Company incurred certain closing costs of approximately $20.0 thousand, which are included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility.
As of December 31, 2024, the Company drew on the full amount of the SRTF Credit Facility, resulting in $75.0 million in outstanding borrowings and zero available for borrowing. As of March 1, 2025, all outstanding borrowings under the SRTF Credit Facility were subsequently repaid in full.
As of December 31, 2024, the interest rate on the Company’s borrowings under the SRTF Credit Facility was 8.00%. Interest expense incurred for the year ended December 31, 2024 was approximately $0.1 million.
The following table reflects a summary of interest expense incurred during the year ended December 31, 2024:

	Year Ended December 31, 2024
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$97,283	$77,530	$174,813
Unused fee expense	—	—	—
Amortization of deferred financing costs	41,092	363	41,455
Total interest expense	$138,375	$77,893	$216,268
7.    COMMITMENTS AND CONTINGENCIES
As of December 31, 2024 and 2023, the Company had the following commitments to fund various investments:

	As of December 31,
	2024	2023

Total loan commitments	$190,921,475	$—
Less: drawn commitments	(132,556,289)	—
Total undrawn commitments	$58,365,186	$—

The Company from time to time may be a party to litigation in the normal course of business. The Company investigates these claims as they arise. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. As of December 31, 2024, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
8.    SHAREHOLDERS’ EQUITY
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
Preferred Stock
As of December 31, 2024 and December 31, 2023, the Company authorized 10,000 and zero shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”), respectively, of which none have been issued. The Company’s Board of Directors (the “Board of Directors”) has the authority, without action by our shareholders, to issue up to 10,000 shares of Preferred Stock in one or more series or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of SUNS’ Common Stock. There were no shares of Preferred Stock designated or outstanding as of December 31, 2024 and December 31, 2023, respectively.
Common Stock
As of December 31, 2024 and December 31, 2023, the Company authorized 50,000,000 and zero shares of Common Stock, respectively, and issued 7,004,676 and zero shares of Common Stock, respectively.
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
In July 2024, the Company’s Board of Directors approved grants of 36,363 shares of restricted stock to Brian Sedrish in connection with his appointment as CEO, which vest over a three-year period with approximately 33% vesting on each of the first, second and third anniversaries of July 9, 2024.
In December 2024, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager or its affiliates, with an aggregate of 79,281 shares of restricted stock granted to such eligible persons. The restricted stock awards granted in December 2024 under the 2024 Plan contain vesting periods that vary from vesting upon the one-year anniversary of the grant date to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
As of December 31, 2024, there were 115,644 shares of restricted stock granted under the 2024 Plan.
As of December 31, 2024, the maximum number of shares of the Company’s Common Stock that may be delivered pursuant to awards under the 2024 Plan (the “Share Limit”) equaled 551,122 shares, of which 435,478 shares remained available for future issuance under the 2024 Plan. At the Board’s discretion, the Company’s Board waived the evergreen provision in connection with the Minimum Annual Increase (as defined in the 2024 Plan) under the 2024 Plan for the 2024 fiscal year. In January 2025, the Company completed an offering of the Company’s Common Stock and pursuant to the evergreen provision in the 2024 Plan with respect to the public offerings, the total number of shares reserved for issuance under the 2024 Plan automatically increased by ten percent of the total number of shares of Common Stock sold by the Company in the January 2025 Offering, which equaled 640,000 shares. Shares that are subject to or underlie awards that expire or, for any reason, are cancelled, terminated, forfeited, fail to vest or are not paid or delivered under the 2024 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2024 Plan.
The stock-based compensation expense for the Company was approximately $0.3 million for the year ended December 31, 2024 and zero during the period from August 28, 2023 to December 31, 2023, respectively.
The following table summarizes restricted stock (i) converted upon Spin-Off, (ii) granted, (iii) vested and (iv) forfeited for the Company’s directors and officers and employees of the Manager as of December 31, 2024. There was no stock award activity during the period from August 28, 2023 (date of formation) to December 31, 2023.

As of December 31, 2024
Converted upon Spin-Off	88,685
Granted	115,644
Vested	(805)
Forfeited	—
Balance	203,524
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity as of and during the year ended December 31, 2024:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of July 9, 2024(1)	88,685	$13.00
Granted	115,644	13.34
Vested	(805)	21.64
Forfeited	—	—
Balance as of December 31, 2024	203,524	$13.16
(1)Effective date of conversion upon Spin-Off.
The total fair value of shares vested during the year ended December 31, 2024 was approximately $11.8 thousand. During the year ended December 31, 2024, 115,644 shares of restricted stock were granted with a weighted-average grant date fair value of $13.34. There were no shares of restricted stock that were granted or that vested during the period from August 28, 2023 to December 31, 2023.
As of December 31, 2024, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.45 years.
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
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the year ended December 31, 2024 and for the period from August 28, 2023 to December 31, 2023:

	Year ended December 31, 2024	Period from August 28, 2023 to December 31, 2023

Net income attributable to common shareholders	$6,868,421	$234,622
Dividends paid on unvested restricted stock	(26,091)	—
Net income attributable to common shareholders	6,842,330	234,622
Divided by:
Basic weighted average shares of common stock outstanding	6,800,841	6,889,032
Weighted average unvested restricted stock	34,956	—
Diluted weighted average shares of common stock outstanding	6,835,797	6,889,032
Basic weighted average earnings per common share	$1.01	$0.03
Diluted weighted average earnings per common share	$1.00	$0.03
Diluted earnings per common share was computed using the treasury stock method for restricted stock. Diluted weighted average earnings per common share excluded 35,447 weighted average unvested restricted stock due to anti-dilutive effect for the year ended December 31, 2024 and zero for the period from August 28, 2023 to December 31, 2023.
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
So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on the portion of our taxable income or capital gain that is distributed to shareholders annually. The income tax provision for the Company was zero for the year ended December 31, 2024.

For the year ended December 31, 2024, the Company incurred no expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.
11.    FAIR VALUE
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheets, for which it is practicable to estimate that value.
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the consolidated balance sheets as of December 31, 2024:

	As of December 31, 2024
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$184,626,770	$184,626,770
Loans held for investment at carrying value	$130,733,630	$131,831,687
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
There was no Incentive Compensation incurred for the year ended December 31, 2024 or during the period from August 28, 2023 to December 31, 2023.

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
Until the completion of the Spin-Off, there were no Base Management Fees or Incentive Fees incurred by the Company. The following table summarizes the related party costs incurred by the Company for the year ended December 31, 2024 and for the period from August 28, 2023 to December 31, 2023:

	Year Ended December 31, 2024	Period from August 28, 2023 to December 31, 2023
Affiliate costs
Base management fees	$815,301	$—
Incentive fees earned	—	—
General and administrative expenses reimbursable to Manager	1,085,633	—
Total	$1,900,934	$—
Amounts payable to the Company’s Manager as of December 31, 2024 and December 31, 2023 were approximately $1.1 million and zero, respectively.
Certain officers have ownership in the outstanding equity of the Manager, including Mr. Tannenbaum and Mrs. Tannenbaum, who beneficially owned 67.8% and 8.8% as of December 31, 2024, respectively.
Fee Waiver
From time to time, the Manager may waive fees it would otherwise be entitled to under the terms of the Management Agreement. The Manager has agreed to waive (i) the inclusion of the net proceeds from the January 2025 Offering (hereinafter defined) in the Company’s Equity for purposes of calculating the management fee until the earlier of (a) December 31, 2025 and (b) the quarter in which the total amount of the net proceeds of the January 2025 Offering have been utilized to fund loans in our portfolio and (ii) an additional $1.0 million in fees.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the SUNS Manager or its affiliates, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, SUNS Manager or its affiliates, may from time to time serve as administrative and collateral agents to the lenders under our co-investments. As of December 31, 2024, there were nine co-invested loans held by the Company and affiliates of the Company.
Unsecured Revolving Credit Facility with Affiliate
The Company entered the Revolving Credit Facility with SRT Finance LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. Refer to Note 6 for more information.

13.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the year ended December 31, 2024:

Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Taxable Ordinary Income	Qualified Dividends	Return of Capital	Section 199A Dividends

8/14/2024	9/30/2024	10/15/2024	$0.21	$0.21	$—	$—	$0.21
8/14/2024	12/31/2024	1/15/2025	0.42	0.42	—	—	0.42
2024 Total cash dividend			$0.63	$0.63	$—	$—	$0.63
14.    REPORTABLE SEGMENTS
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company is an institutional lender that provides debt capital solutions to CRE markets in the Southern United States. The Company generates revenue from originating and investing in secured CRE loans and providing capital to high-quality borrowers and sponsors with transitional business plans collateralized by CRE assets with opportunities for near-term value creation, as well as recapitalization opportunities. The accounting policies of the institutional lending segment are the same as those described in the summary of significant accounting policies.
The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and is consistent with the manner in which the Company’s Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, evaluates performance and makes resource and operating decisions for the business. The Company has no operations outside of the United States. The Company’s portfolio exhibits similar economic characteristics, similar yields and is operated using consistent business strategies. The Company operates as one operating segment and has one reportable operating segment for activities related to institutional lending.
The CODM assesses performance and evaluates the allocation of resources of the Company on a consolidated basis, based on the Company’s net income, which is reported on the Company’s consolidated statements of operations. The CODM is regularly provided with only the consolidated expenses, as noted on the consolidated statement of operations. Significant segment expenses are listed on the accompanying consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The CODM uses net income to evaluate income generated from segment assets and in deciding the amount of dividends to be distributed, as well as using net income as a basis for evaluating lender terms for CRE loans with borrowers and sponsors.
Interest income earned on the Company’s portfolio was concentrated with four borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $9.3 million, or 86%, of consolidated interest income during the year ended December 31, 2024. The Company made its first investment in January 2024 and therefore, there was no interest income earned from borrowers during the period from August 28, 2023 to December 31, 2023.
15.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these consolidated financial statements.
On January 29, 2025, the Company completed a registered public offering of 5,750,000 shares of common stock at a public offering price of $12.00 per share (the “January 2025 Offering”), of which 1,000,000 shares of common stock were sold to Leonard M. Tannenbaum, the Company’s Executive Chairman, at the public offering price. The Company received net proceeds from the January 2025 Offering of $65.3 million, net of underwriting discounts of $3.7 million. In connection with the January 2025 Offering, the underwriters were granted an over-allotment option to purchase up to an additional 862,500 shares of the Company’s common stock. On January 31, 2025, the underwriters partially exercised the over-allotment option with respect to 650,000 shares of common stock and the Company received additional net proceeds of $7.3 million, net of underwriting discounts of $0.5 million.

The Manager has agreed to waive (i) the inclusion of the net proceeds from the January 2025 Offering in the Company’s Equity for purposes of calculating the management fee until the earlier of (a) December 31, 2025 and (b) the quarter in which the total amount of the net proceeds of the January 2025 Offering have been utilized to fund loans in our portfolio and (ii) an additional $1.0 million in fees.
In January 2025, the Company’s senior loan for the mixed-use property in Houston, Texas was repaid in full. The outstanding principal on the date of repayment was approximately $0.2 million. The Company received and recognized approximately $23.5 thousand relating to the repayment premium.
In January 2025, the Company and an affiliated co-investor entered into a $41.0 million note-on-note financing agreement for the acquisition of a senior secured mortgage loan (the “Note”). The Note is secured by a residential property consisting of senior living, medical offices and retail space located in Aventura, Florida. The Company committed a total of $30.8 million, and the affiliate committed the remaining $10.3 million, funding $28.5 million and $9.5 million, respectively, on close. The Note was issued at a discount of 1.0% and matures in two years with an exit fee of 1.0% and one 12-month extension option. The Note bears interest at a rate of SOFR plus 5.00%, with a rate index floor of 4.00%. The Note is secured by a first priority collateral assignment of the senior mortgage loan, including assignment in blank of the mortgage and other loan documents, a pledge of 100% of the issued and outstanding limited liability company interests in borrower, reserve accounts, and other customary collateral.
In January 2025, the Company and affiliated co-investors entered into a $74.5 million senior secured mortgage loan for the construction of a build-to-suit net leased credit tenant project located in New Orleans, Louisiana. The loan proceeds will be used to commence and facilitate construction. The Company committed a total of $44.0 million, and affiliated co-investors committed the remaining $30.5 million, funding $0.6 million and $0.4 million, respectively, on close. The senior secured loan was issued at a discount of 1.0% and matures in three years. The loan bears interest at a rate of SOFR plus 5.60%, with a rate index floor of 4.50%. The senior loan is secured by a first priority mortgage on the property subject only to the ground lease, pledge of 100% of borrower’s equity interest, assignment of leases, security deposits, and reserve accounts as well as all future rental and sales income associated with the project.
In March 2025, the Company entered into an assignment and assumption agreement with an affiliated co-lender owned by Mr. Tannenbaum, the Company’s Executive Chairman, pursuant to which the Company purchased $10.6 million of the senior term loan and $9.4 million of the home construction revolver on the property in Palm Beach Gardens, FL, with $9.9 million and $7.4 million currently funded under such loans, respectively. The loans were purchased at par less remaining unamortized OID plus accrued interest. The Company did not pay any fees or premium to the affiliate for the Company’s acquisition of the affiliate’s loan commitments. Following the purchase, the Company holds $31.9 million in commitments of the senior term loan with $29.8 million in principal outstanding, and $28.1 million in commitments of the home construction revolver with $22.2 million of principal outstanding.
24

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2025
SUNRISE REALTY TRUST, INC.

	By:	/s/ Brian Sedrish
Brian Sedrish
Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2025
	By:	/s/ Brian Sedrish
Brian Sedrish
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

	By:	/s/ Jodi Hanson Bond
Jodi Hanson Bond
Director

	By:	/s/ James C. Fagan
James C. Fagan
Director

	By:	/s/ Alexander Frank
Alexander Frank
Director

	By:	/s/ Leonard M. Tannenbaum
Leonard M. Tannenbaum
Executive Chairman