Form 10-Q
period 2025-03-31
Sunrise Realty Trust, Inc.
filed 2025-05-07
CIK 2012706

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at May 1, 2025
Common stock, $0.01 par value per share	13,421,494

Index
SUNRISE REALTY TRUST, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNRISE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Loans held for investment at carrying value, net	$230,494,191	$130,733,630
Current expected credit loss reserve	(13,713)	(21,782)
Loans held for investment at carrying value, net of current expected credit loss reserve	230,480,478	130,711,848

Cash and cash equivalents	1,642,780	184,626,770
Interest receivable	1,672,886	1,138,561
Prepaid expenses and other assets	646,421	1,058,601
Total assets	$234,442,565	$317,535,780

Liabilities
Accrued interest	$132,297	$131,617
Dividends payable	4,026,448	2,941,964
Current expected credit loss reserve	144,115	18,398
Accrued management and incentive fees	—	393,063
Accrued direct administrative expenses	640,437	715,574
Accounts payable and other liabilities	1,491,170	357,417
Line of credit payable	43,200,000	123,840,000
Line of credit payable to affiliate	—	75,000,000
Total liabilities	49,634,467	203,398,033
Commitments and contingencies (Note 7)
Shareholders' equity
Preferred stock, par value $0.01 per share, 10,000 and 0 shares authorized at March 31, 2025 and December 31, 2024 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized at March 31, 2025 and December 31, 2024 and 13,421,494 and 7,004,676 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	134,215	70,047
Additional paid-in capital	186,555,228	115,022,034
Accumulated (deficit) earnings	(1,881,345)	(954,334)
Total shareholders' equity	184,808,098	114,137,747

Total liabilities and shareholders' equity	$234,442,565	$317,535,780
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2025	2024
Revenue
Interest income	$4,958,523	$2,026,306
Interest expense	(336,159)	—
Net interest income	4,622,364	2,026,306
Expenses
Management and incentive fees	—	—
General and administrative expenses	753,126	543
Stock-based compensation	243,621	—
Professional fees	408,532	263,418
Total expenses	1,405,279	263,961
(Provision for) reversal of current expected credit losses	(117,648)	—
Net income before income taxes	3,099,437	1,762,345
Income tax expense	—	—
Net income	$3,099,437	$1,762,345

Earnings per common share:
Basic earnings per common share	$0.27	$0.26
Diluted earnings per common share	$0.27	$0.26

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	11,208,015	6,889,032
Diluted weighted average shares of common stock outstanding	11,221,016	6,889,032
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended March 31, 2025
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of December 31, 2024	$—	7,004,676	$70,047	$115,022,034	$(954,334)	$114,137,747
Issuance of common stock, net of offering costs	—	6,400,000	64,000	71,289,741	—	71,353,741
Stock-based compensation	—	16,818	168	243,453	—	243,621
Dividends declared on common shares ($0.30 per share)	—	—	—	—	(4,026,448)	(4,026,448)
Net income	—	—	—	—	3,099,437	3,099,437
Balance as of March 31, 2025	$—	13,421,494	$134,215	$186,555,228	$(1,881,345)	$184,808,098

Three months ended March 31, 2024
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of December 31, 2023	$31,234,622	—	$—	$—	$—	$31,234,622
Capital contributions	—	—	—	17,000,000	—	17,000,000
Distributions	—	—	—	(2,600,000)	—	(2,600,000)
Effect of corporate conversion on member's equity	(31,234,622)	100	1	30,999,999	234,622	—
Net income	—	—	—	—	1,762,345	1,762,345
Balance as of March 31, 2024	$—	100	$1	$45,399,999	$1,996,967	$47,396,967
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2025	2024
Operating activities:
Net income	$3,099,437	$1,762,345
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) current expected credit losses	117,648	—
Amortization of deferred financing costs	68,050	—
Accretion of deferred loan original issue discount and other discounts	(292,672)	(14,094)
Stock-based compensation	243,621	—
Interest drawn on loans	(3,740,082)	—
Changes in operating assets and liabilities:
Interest receivable	(534,325)	(838,558)
Prepaid expenses and other assets	378,337	—
Accrued interest	680	—
Accrued management and incentive fees	(393,063)	—
Accrued direct administrative expenses	(75,137)	—
Accounts payable and other liabilities	212,915	208,115
Net cash provided by (used in) operating activities	(914,591)	1,117,808

Cash flows from investing activities:
Issuance of and fundings on loans	(104,743,576)	(48,859,181)
Principal repayment of loans	9,015,769	2,445,037
Net cash (used in) provided by investing activities	(95,727,807)	(46,414,144)

Cash flows from financing activities:
Net transfers and distributions from (to) Former Parent	—	17,000,000
Proceeds from sale of common stock	72,588,000	—
Payment of offering costs - equity offering	(313,421)	—
Distributions	—	(2,600,000)
Payment of financing costs	(34,207)	—
Borrowings on revolving credit facilities	81,060,000	—
Repayment of revolving credit facilities	(236,700,000)	—
Dividends paid to common shareholders	(2,941,964)	—
Net cash provided by (used in) financing activities	(86,341,592)	14,400,000

Net increase (decrease) in cash and cash equivalents	(182,983,990)	(30,896,336)
Cash and cash equivalents, beginning of period	184,626,770	31,244,622
Cash and cash equivalents, end of period	$1,642,780	$348,286

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$1,412,778	$281,888
Dividends declared and not yet paid	$4,026,448	$—
Offering costs included in accounts payable and other liabilities	$920,838	$—

Supplemental information:
Interest paid during the period	$267,429	$—
Income taxes paid during the period	$—	$—
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2025
(unaudited)
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
SUNS is externally managed and advised by Sunrise Manager LLC (“SUNS Manager” or the “Manager”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company conducts its business through the parent company, Sunrise Realty Trust, Inc., and several subsidiaries. The Company consolidates all of its subsidiaries, which are consolidated within the Company’s consolidated financial statements.
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

Index
2.    SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”).
Refer to Note 2 to the Company’s Annual Report on Form 10-K for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (iii) the Company views as critical as of the date of this report.
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the rules and regulations of the SEC applicable to interim financial information and include the accounts of the Company and its wholly-owned subsidiaries. The unaudited interim consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The historical financial statements of the Company for the periods prior to the completion of the Spin-Off are prepared from AFC’s historical accounting records and are presented on a standalone basis as if the Company’s operations have been conducted independently from AFC.
This Quarterly Report on Form 10-Q includes financial information of the Company through July 9, 2024 (prior to consummation of the Separation, the Distribution and the Spin-Off) and the period from July 9, 2024 to March 31, 2025 (from and after consummation of the Separation, the Distribution and the Spin-Off), and does not fully reflect what the Company’s results of operations, cash flows and financial condition would have been had it been an independent company for prior periods presented.
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
The current period’s results of operations will not necessarily be indicative of results that ultimately may be realized for the year ending December 31, 2025.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the current expected credit losses (“CECL”) reserve.
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

Index
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
3.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of March 31, 2025 and December 31, 2024, the Company’s portfolio included twelve and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $352.1 million and $190.9 million, respectively, and outstanding principal was approximately $233.4 million and $132.6 million, respectively, as of March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025, the Company funded approximately $109.8 million of new loans and additional principal on existing loans and had approximately $9.0 million of principal repayments of loans held at carrying value. As of March 31, 2025 and December 31, 2024, approximately 89% and 79%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of March 31, 2025, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 4.3% and subject to a weighted average floor of 4.1% based on outstanding principal.
The following tables summarizes the Company’s loans held at carrying value as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$202,709,486	$(2,647,593)	$200,061,893	2.5
Subordinate debt	30,671,220	(238,922)	30,432,298	2.4
Total loans held at carrying value	$233,380,706	$(2,886,515)	$230,494,191	2.5

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)	$109,300,553	$(1,495,512)	$107,805,041	2.6
Subordinate debt	23,255,736	(327,147)	22,928,589	2.4
Total loans held at carrying value	$132,556,289	$(1,822,659)	$130,733,630	2.6
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of March 31, 2025 and December 31, 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.

Index
The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2024	$132,556,289	$(1,822,659)	$130,733,630
New fundings	106,100,104	(1,356,528)	104,743,576
Interest drawn on loans	3,740,082	—	3,740,082
Accretion of original issue discount	—	292,672	292,672
Loan repayments	(9,015,769)	—	(9,015,769)
Total loans held at carrying value at March 31, 2025	$233,380,706	$(2,886,515)	$230,494,191
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of March 31, 2025 is as follows:

Loan Type	Location	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Interest Rate		Maturity Date(2)	Payment Terms(3)
Senior mortgage loans:
Residential	Austin, TX	$13,818,709	$(105,655)	$13,713,054	9.0%	(4)	7/3/2027	I/O
Hospitality	San Antonio, TX	26,793,821	(212,333)	26,581,488	10.9%	(5)	8/9/2027	I/O
Residential	PBG, FL	28,614,957	(309,896)	28,305,061	12.6%	(6)	9/1/2027	I/O
Residential	PBG, FL	24,321,302	(273,438)	24,047,864	10.6%	(7)	9/1/2027	I/O
Residential	Fort Lauderdale, FL	4,964,427	(242,308)	4,722,119	11.4%	(8)	12/30/2026	I/O
Hospitality	Austin, TX	30,635,540	(355,556)	30,279,984	9.8%	(9)	12/11/2027	I/O
Residential	Aventura, FL	28,711,352	(280,769)	28,430,583	9.3%	(10)	1/27/2027	I/O
Net Leased Tenant	New Orleans, LA	599,378	(415,556)	183,822	10.1%	(11)	1/30/2028	I/O
Residential	Dallas, TX	44,250,000	(452,083)	43,797,917	8.0%	(12)	3/14/2028	I/O
Subordinate debt:
Residential	Sarasota, FL	23,891,764	(183,227)	23,708,537	13.0%	(13)	5/12/2027	I/O
Residential	Miami, FL	2,246,271	(111,944)	2,134,327	13.3%	(14)	11/15/2027	I/O
Residential	Miami, FL	4,533,185	56,250	4,589,435	14.8%	(15)	12/13/2028	I/O
Total loans held at carrying value		$233,380,706	$(2,886,515)	$230,494,191
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
(4)Base interest rate of 4.25% plus SOFR (SOFR floor of 4.75%).
(5)Base interest rate of 6.35% plus SOFR (SOFR floor of 4.50%).
(6)Base interest rate of 8.25% plus SOFR (SOFR floor of 4.00%).
(7)Base interest rate of 6.25% plus SOFR (SOFR floor of 4.00%).
(8)Cash interest rate represents a blended rate of differing cash interest rates applicable to each of the A-Notes and B-Notes to which the Company is a lender under the credit agreements. The A-Notes bear interest at a base interest rate of 4.75% plus SOFR (SOFR floor of 4.75%) and the B-Notes bear interest at a base interest rate of 11.00% plus SOFR (SOFR floor of 4.75%).
(9)Base interest rate of 5.50% plus SOFR (SOFR floor of 4.00%).
(10)Base interest rate of 5.00% plus SOFR (SOFR floor of 4.00%).
(11)Base interest rate of 5.60% plus SOFR (SOFR floor of 4.50%).
(12)Base interest rate of 3.65% plus SOFR (SOFR floor of 3.90%).

Index
(13)Base interest rate of 13.00%.
(14)Base interest rate of 13.25%.
(15)Base interest rate of 9.50% plus SOFR (SOFR floor of 4.00%) and PIK interest rate of 1.00%.
4.    CURRENT EXPECTED CREDIT LOSSES
As of March 31, 2025 and December 31, 2024, the Company’s CECL Reserve for its loans held at carrying value is approximately $157.8 thousand and $40.2 thousand, respectively, or 0.07%, and 0.03%, respectively, of the Company’s total loans held at carrying value of approximately $230.5 million and $130.7 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $13.7 thousand and $21.8 thousand, respectively, and a liability for unfunded commitments of approximately $144.1 thousand and $18.4 thousand, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion.
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value as of and for the three months ended March 31, 2025 was as follows:

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2024	$21,782	$18,398	$40,180
Provision for (reversal of) current expected credit losses	(8,069)	125,717	117,648
Write-offs	—	—	—
Recoveries	—	—	—
Balance at March 31, 2025	$13,713	$144,115	$157,828
(1)As of March 31, 2025 and December 31, 2024, the CECL Reserve related to outstanding balances on loans held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of March 31, 2025 and December 31, 2024, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
The Company continuously evaluates the credit quality of each loan by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Risk factors may include property type, geographic and local market dynamics, physical condition, projected cash flow, loan structure and exit plan, loan-to-value ratio, fixed charge coverage ratio, project sponsorship, and other factors deemed necessary by the Company. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

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

Index
As of March 31, 2025, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2025	2024	Total
1	$—	$—	$—
2	77,001,757	153,492,434	230,494,191
3	—	—	—
4	—	—	—
5	—	—	—
Total	$77,001,757	$153,492,434	$230,494,191
5.    INTEREST RECEIVABLE
The following table summarizes the interest receivable balance for the Company as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024

Interest receivable	$1,658,532	$1,118,927
Unused fees receivable	10,551	11,821
Other fees receivable	3,803	7,813
Total interest receivable	$1,672,886	$1,138,561
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
The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75.0 thousand agent fee payable to the agent and a 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average revolver usage exceeds the minimum amount required per the Revolving Credit Agreement. Based on the terms of the Revolving Credit Agreement, the Company did not incur an unused line fee during the three months ended March 31, 2025. In connection with the Revolving Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $0.6 million, which were included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility.
The Revolving Credit Facility is guaranteed by certain material subsidiaries of the Company and is secured by substantially all assets of the Company; provided that upon the meeting of certain conditions, the facility will be secured only by certain

Index
assets of the Company comprising of or relating to loan obligations designed for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including a liquidity and debt service coverage ratio covenant.
On December 9, 2024, the Company entered into Amendment Number One to Loan and Security Agreement, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto and East West Bank, pursuant to which, among other things, the maximum revolver usage was temporarily increased until January 8, 2025, to the sum of (i) $50.0 million plus (ii) the lesser of $75.0 million and the aggregate amount of funds maintained in the Company’s borrowing base cash account. Following January 8, 2025, the maximum revolver usage automatically reverted back to $50.0 million.
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
As of March 31, 2025 and December 31, 2024, outstanding borrowings under the Revolving Credit Facility were $43.2 million and $123.8 million, respectively, and $6.8 million and $1.2 million were available for borrowing as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 7.07%.
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
On December 9, 2024, the Company entered into a new unsecured revolving credit agreement (the “SRTF Credit Agreement”), by and among the Company, as borrower, the lenders party thereto from time to time, and SRT Finance LLC, as agent and lender. SRT Finance LLC continues to be indirectly owned by Mr. Tannenbaum and Mrs. Tannenbaum, along with their family members and associated family trusts. The SRTF Credit Agreement provides for an unsecured revolving credit facility (the “SRTF Credit Facility”) with a $75.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the SRTF Credit Agreement. Interest is payable on the SRTF Credit Facility at a rate per annum equal to 8.00%. The SRTF Credit Facility matures on the earlier of (i) May 31, 2028 and (ii) the date of the closing of any Refinancing Indebtedness (as defined in the SRTF Credit Agreement) with an aggregate principal amount equal to or greater than $75.0 million. Commencing on January 1, 2026, the Company is required to pay an annual fee equal to 1.00% of the aggregate commitments ratably to the lenders, payable on the first business day of each calendar year; provided that the fee due and payable on January 3, 2028 will be prorated on the basis of a year of 360 days for the actual number of days elapsed from and including January 1, 2028 until and excluding May 31, 2028. In connection with the SRTF Credit Agreement, the Company incurred certain closing costs of approximately $20.0 thousand, which were included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the facility.

Index
As of March 31, 2025 and December 31, 2024, outstanding borrowings under the SRTF Credit Facility were zero and $75.0 million, respectively, and $75.0 million and zero were available for borrowing as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the interest rate on the Company’s borrowings under the SRTF Credit Facility was 8.00%.
The Company did not incur any interest expense during the three months ended March 31, 2024. The following table reflects a summary of interest expense incurred during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$245,505	$22,604	$268,109
Unused fee expense	—	—	—
Amortization of deferred financing costs	66,633	1,417	68,050
Total interest expense	$312,138	$24,021	$336,159
7.    COMMITMENTS AND CONTINGENCIES
As of March 31, 2025 and December 31, 2024, the Company had the following commitments to fund various investments:

	As of March 31, 2025	As of December 31, 2024

Total loan commitments	$352,076,936	$190,921,475
Less: drawn commitments	(233,380,706)	(132,556,289)
Total undrawn commitments	$118,696,230	$58,365,186
The Company from time to time may be a party to litigation in the normal course of business. The Company investigates these claims as they arise. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. As of March 31, 2025, the Company is not aware of any legal claims that could materially impact its business, financial condition or results of operations.
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
Preferred Stock
As of March 31, 2025 and December 31, 2024, the Company authorized 10,000 and zero shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”), respectively, of which none have been issued. The Company’s Board of Directors (the “Board of Directors”) has the authority, without action by our shareholders, to issue up to 10,000 shares of Preferred Stock in one or more series or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of SUNS’ Common Stock. There were no shares of Preferred Stock designated or outstanding as of March 31, 2025 and December 31, 2024, respectively.

Index
Common Stock
As of March 31, 2025 and December 31, 2024, the Company authorized 50,000,000 shares of Common Stock, respectively, and issued 13,421,494 and 7,004,676 shares of Common Stock, respectively.
On January 29, 2025, the Company completed a registered public offering of 5,750,000 shares of common stock at a public offering price of $12.00 per share (the “January 2025 Offering”), of which 1,000,000 shares of common stock were sold to Leonard M. Tannenbaum, the Company’s Executive Chairman, at the public offering price. The Company received net proceeds from the January 2025 Offering of $65.3 million, net of underwriting discounts of $3.7 million. In connection with the January 2025 Offering, the underwriters were granted an over-allotment option to purchase up to an additional 862,500 shares of the Company’s common stock. On January 31, 2025, the underwriters partially exercised the over-allotment option with respect to 650,000 shares of common stock and the Company received additional net proceeds of $7.3 million, net of underwriting discounts of $0.5 million. The Company incurred approximately $1.2 million of expenses in connection with the offering. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold by the Company in the public offering was 6,400,000 shares and total gross proceeds, before deducting underwriting discounts and commissions, and other offering expenses payable by the Company, were approximately $76.8 million. The net proceeds to the Company totaled approximately $71.4 million.
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
In February 2025, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager or its affiliates, with an aggregate of 19,625 shares of restricted stock granted to such eligible persons. The restricted stock awards granted in February 2025 under the 2024 Plan vest over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.

Index
As of March 31, 2025, there were 132,462 shares of restricted stock granted under the 2024 Plan.
As of March 31, 2025, the maximum number of shares of the Company’s Common Stock that may be delivered pursuant to awards under the 2024 Plan (the “Share Limit”) equaled 1,191,122 shares, of which 1,058,660 shares remained available for future issuance under the 2024 Plan. At the discretion of the Company’s Board of Directors, the Company waived the evergreen provision in connection with the Minimum Annual Increase (as defined in the 2024 Plan) under the 2024 Plan for the 2024 fiscal year. In January 2025, the Company completed an offering of the Company’s Common Stock and pursuant to the evergreen provision in the 2024 Plan with respect to the public offerings, the total number of shares reserved for issuance under the 2024 Plan automatically increased by ten percent of the total number of shares of Common Stock sold by the Company in the January 2025 Offering, which equaled 640,000 shares. Shares that are subject to or underlie awards that expire or, for any reason, are cancelled, terminated, forfeited, fail to vest or are not paid or delivered under the 2024 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2024 Plan.
The stock-based compensation expense for the Company was approximately $0.2 million and zero for the three months ended March 31, 2025 and 2024, respectively.
The following table summarizes restricted stock (i) converted upon Spin-Off, (ii) granted, (iii) vested and (iv) forfeited for the Company’s directors and officers and employees of the Manager as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025	As of December 31, 2024
Converted upon Spin-Off	88,685	88,685
Granted	135,269	115,644
Vested	(35,476)	(805)
Forfeited	(2,807)	—
Balance	185,671	203,524
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity as of and during the three months ended March 31, 2025:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2024	203,524	$13.16
Granted	19,625	11.78
Vested	(34,671)	13.13
Forfeited	(2,807)	13.27
Balance as of March 31, 2025	185,671	$13.02
The total fair value of shares vested during the three months ended March 31, 2025 was approximately $0.5 million. During the three months ended March 31, 2025, 19,625 shares of restricted stock were granted with a weighted-average grant date fair value of $11.78. There were no shares of restricted stock that were granted or that vested during the three months ended March 31, 2024.
As of March 31, 2025, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.30 years.
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

Index
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

Net income attributable to common shareholders	$3,099,437	$1,762,345
Dividends paid on unvested restricted stock	(85,480)	—
Net income attributable to common shareholders	3,013,957	1,762,345
Divided by:
Basic weighted average shares of common stock outstanding	11,208,015	6,889,032
Weighted average unvested restricted stock	13,001	—
Diluted weighted average shares of common stock outstanding	11,221,016	6,889,032
Basic weighted average earnings per common share	$0.27	$0.26
Diluted weighted average earnings per common share	$0.27	$0.26
Diluted earnings per common share was computed using the treasury stock method for restricted stock. Diluted weighted average earnings per common share excluded 87,463 and zero weighted average unvested restricted stock due to anti-dilutive effect for the three months ended March 31, 2025 and 2024, respectively.
10.    INCOME TAX
Prior to the Spin-Off, the Company was a wholly-owned subsidiary of AFC and was a disregarded entity for tax purposes. As such, the Company did not file a tax return. The Company’s entire share of taxable income or loss was previously included in the tax return of AFC. The Company was formed on August 28, 2023 and converted from a Delaware limited liability company to a Maryland corporation in February 2024. The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2024. The Company believes that, commencing with such taxable year, the Company is organized and operated in such manner as to qualify for taxation as a REIT under the U.S. federal income tax laws, and the Company intends to continue to operate in such a manner. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on our continuing to satisfy numerous asset, income, and distribution tests, which in turn depends, in part, on our operating results. The Company will elect to be taxed as a REIT only if the Company believes that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, and that our method of operation will enable us to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for such taxable year and thereafter.
So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on the portion of our taxable income or capital gain that is distributed to shareholders annually. The income tax provision for the Company was zero for the three months ended March 31, 2025.
For the three months ended March 31, 2025, the Company incurred no expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.
11.    FAIR VALUE
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheets, for which it is practicable to estimate that value.

Index
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim balance sheets as of March 31, 2025:

	As of March 31, 2025
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$1,642,780	$1,642,780
Loans held for investment at carrying value	$230,494,191	$232,111,442
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
There was no Base Management Fees incurred for the three months ended March 31, 2025 and 2024. Refer to fee waiver below.
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
There was no Incentive Compensation incurred for the three months ended March 31, 2025 and 2024. Refer to fee waiver below.
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
For the three months ended March 31, 2025, $568,790 of Base Management Fees and $298,306 of Incentive Fees were waived.

Index
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
Until the completion of the Spin-Off, there were no Base Management Fees or Incentive Fees incurred by the Company. The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Affiliate costs
Base management fees	$—	$—
Incentive fees earned	—	—
General and administrative expenses reimbursable to Manager	617,554	—
Total	$617,554	$—
Amounts payable to the Company’s Manager as of March 31, 2025 and December 31, 2024 were approximately $0.6 million and $1.1 million, respectively.
The Company’s Manager is beneficially owned by certain officers as of the date of this Quarterly Report on Form 10-Q: 63.1%, by Mr. Tannenbaum, the Company’s Executive Chairman, 8.1% by Mrs. Tannenbaum, the Company’s President, 9.3% by other Tannenbaum family members and trusts, and 7.0% by Mr. Sedrish, the Company’s Chief Executive Officer.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the SUNS Manager or its affiliates, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, SUNS Manager or its affiliates, may from time to time serve as administrative and collateral agents to the lenders under our co-investments. As of March 31, 2025, there were twelve co-invested loans held by the Company and affiliates of the Company.
Unsecured Revolving Credit Facility with Affiliate
The Company entered the Revolving Credit Facility with SRT Finance LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. Refer to Note 6 for more information.

Index
13.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the three months ended March 31, 2025. No dividends were declared during the three months ended March 31, 2024.

	Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

Regular cash dividend	3/4/2025	3/31/2025	4/15/2025	$0.30	$4,026,448
2025 Period Subtotal				$0.30	$4,026,448
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
Interest income earned on the Company’s portfolio was concentrated with five borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $4.0 million, or 81%, of consolidated interest income during the three months ended March 31, 2025. Interest income earned on the Company’s portfolio was concentrated with two borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $2.0 million, or 98%, of consolidated interest income during the three months ended March 31, 2024.
15.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events that required disclosure in these unaudited interim financial statements.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”), filed by Sunrise Realty Trust, Inc. (the “Company,” “SUNS,” “we,” “us,” and “our”), and the information incorporated by reference herein, or made in other reports, filings with the SEC, and press releases contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. These forward-looking statements are based on our current intent, belief, expectations and views of future events. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “can,” “continuing,” “may,” “aim,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “should,” “seeks,” “likely to” or words or phrases of similar meaning. Specifically, this Quarterly Report includes forward-looking statements regarding (i) our portfolio and strategies for the growth of our commercial real estate lending business; (ii) our working capital, liquidity and capital requirements; (iii) potential state and federal legislative and regulatory matters; (iv) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; (v) the amount, collectability and timing of cash flows, if any, from our loans; (vi) our expected ranges of originations and repayments; (vii) estimates relating to our ability to make distributions to our shareholders in the future; and (viii) our investment strategy.
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
•impact of and changes in governmental regulations, tax law and rates, accounting guidance, tariffs and similar matters;
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
Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 6, 2025, for a further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by applicable law.
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this Form 10-Q and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Index
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
Spin-Off
The Spin-Off of SUNS into an independent, publicly traded company was completed on July 9, 2024 through a pro-rata distribution of all of the outstanding shares of our common stock to all of AFC’s shareholders of record (the “Distribution”) as of the close of business on July 8, 2024 (the “Record Date”). AFC’s shareholders of record as of the Record Date received one share of our common stock for every three shares of AFC common stock held as of the Record Date.
Developments During the First Quarter March 31, 2025:
Updates to Our Loan Portfolio During the First Quarter March 31, 2025
In January 2025, our senior loan for the mixed-use property in Houston, Texas was repaid in full. The outstanding principal on the date of repayment was approximately $0.2 million. We received and recognized approximately $23.5 thousand relating to the repayment premium.
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

Index
lease, pledge of 100% of borrower’s equity interest, assignment of leases, security deposits, and reserve accounts as well as all future rental and sales income associated with the project.
In March 2025, we entered into an assignment and assumption agreement with an affiliated co-lender owned by Mr. Tannenbaum, our Executive Chairman, pursuant to which we purchased $10.6 million of the senior term loan and $9.4 million of the home construction revolver on the property in Palm Beach Gardens, FL, with $9.9 million and $7.4 million currently funded under such loans, respectively. The loans were purchased at par less remaining unamortized OID plus accrued interest. We did not pay any fees or premium to the affiliate for our acquisition of the affiliate’s loan commitments. Following the purchase, we hold $31.9 million in commitments of the senior term loan and $28.1 million in commitments of the home construction revolver.
In March 2025, we and an affiliated co-investor entered into a $62.0 million senior secured mortgage loan for the refinance of a class A multi-family residential development in Dallas, Texas. We committed approximately $46.5 million and the affiliate committed the remaining $15.5 million. The senior secured loan was issued at a discount of 1.0% and matures in March 2028. At closing, we funded approximately $44.3 million and the affiliate funded $14.8 million. The loan bears interest at a rate of SOFR plus 3.65%, with a rate index floor of 3.90%. The senior secured loan is secured by a lease-hold and fee joinder mortgage on the property and other customary collateral. The proceeds of the senior secured loan will be used to, among other things, refinance the existing debt and fund reserves and closing expenses.
In March 2025, we and an affiliated co-investor purchased $35.0 million of a $243 million subordinate loan for the construction of a mixed-use property in Miami, Florida. We committed approximately $26.3 million and the affiliate committed the remaining $8.8 million. The subordinate loan matures in December 2028. At closing, we funded approximately $4.4 million and the affiliate funded approximately $1.5 million. The loan bears interest at a cash rate of SOFR plus 9.5%, with a rate index floor of 4.0%, and interest paid-in kind of 1.0%. The subordinate loan is secured by the equity interests of the borrower and other customary collateral. The proceeds of the subordinate loan will be used to, among other things, fund the completion of construction.
Dividends Declared Per Share
During the three months ended March 31, 2025, we declared the following cash dividends. No dividends were declared during the three months ended March 31, 2024.

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 4, 2025	March 31, 2025	April 15, 2025	$0.30	$4,026,448
2025 Period Subtotal			$0.30	$4,026,448
Recent Developments
None.
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

Index
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
The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Three months ended March 31,
	2025	2024

Net income	$3,099,437	$1,762,345
Adjustments to net income:
Stock-based compensation expense	243,621	—
Depreciation and amortization	—	—
Unrealized (gains) losses, or other non-cash items	—	—
Provision for (reversal of) current expected credit losses	117,648	—
TRS (income) loss	—	—
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—
Distributable earnings	$3,460,706	$1,762,345
Basic weighted average shares of common stock outstanding	11,208,015	6,889,032
Distributable earnings per basic weighted average share	$0.31	$0.26
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our Common Stock as of March 31, 2025 and December 31, 2024 was approximately $13.77 and $16.29, respectively.

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
Results of Operations for the three months ended March 31, 2025 and 2024
Our net income allocable to our common shareholders for the three months ended March 31, 2025, was approximately $3.1 million, or $0.27 per basic weighted average common share, compared to net income allocable to our common shareholders of approximately $1.8 million, or $0.26 per basic weighted average common share for the three months ended March 31, 2024.
Interest income increased approximately $2.9 million, or 144.7%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was due to the expansion of our portfolio from two borrowers to twelve as we deploy capital.
Interest expense increased approximately $0.3 million due to the lines of credit available in the current period and related borrowings that were not in place in the prior period.
General and administrative expenses increased $0.8 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to reimbursable shared expenses under the Management Agreement, which did not take effect until the completion of the Spin-Off in July 2024.
Stock-based compensation increased $0.2 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, driven by restricted stock awards granted and restricted stock awards converted as part of the Spin-Off.
Professional fees increased $0.1 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Professional fees included approximately $0.2 million in Spin-Off costs incurred in the prior period. Other costs within professional fees related to legal, audit, and board of director fees.
Provision for Current Expected Credit Losses
The provision for current expected credit losses for the three months ended March 31, 2025 was approximately $117.6 thousand. The CECL Reserve balance as of March 31, 2025 was approximately $157.8 thousand, or 0.07%, of our total loans held at carrying value of approximately $230.5 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of $13.7 thousand and (ii) a liability for unfunded commitments of approximately $144.1 thousand. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Index
Loan Portfolio
The table below summarizes our total loan portfolio as of March 31, 2025, unless otherwise specified.

Loan Type	Location		Original Funding Date	Loan Maturity	Current Commitments as of 3/31/2025	% of Total SUNS	Principal Balance as of 3/31/2025	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM(1)
Senior mortgage loans:
Residential	Austin, TX		7/3/2024	7/3/2027	$14,087,288	4.0%	$13,818,709	9.0%	N/A	Floating	No	10%
Hospitality	San Antonio, TX		7/31/2024	8/9/2027	27,300,000	7.7%	26,793,821	10.9%	N/A	Floating	No	13%
Residential	PBG, FL	(2)	8/5/2024	9/1/2027	31,875,000	9.1%	28,614,957	12.6%	N/A	Floating	No	13%
Residential	PBG, FL	(2)	8/5/2024	9/1/2027	28,125,000	8.0%	24,321,302	10.6%	N/A	Floating	No	12%
Residential	Fort Lauderdale, FL	(3)	11/1/2024	12/30/2026	30,000,000	8.5%	4,964,427	11.4%	N/A	Floating	No	14%
Hospitality	Austin, TX		12/12/2024	12/11/2027	32,000,000	9.1%	30,635,540	9.8%	N/A	Floating	No	11%
Residential	Aventura, FL		1/27/2025	1/27/2027	30,750,872	8.7%	28,711,352	9.3%	N/A	Floating	No	11%
Net Leased Tenant	New Orleans, LA	(3)	1/30/2025	1/30/2028	44,000,000	12.5%	599,378	10.1%	N/A	Floating	No	11%
Residential	Dallas, TX		3/14/2025	3/14/2028	46,500,000	13.2%	44,250,000	8.0%	N/A	Floating	No	9%
Subordinate debt:
Residential	Sarasota, FL		1/31/2024	5/12/2027	28,188,776	8.0%	23,891,764	13.0%	N/A	Fixed	No	14%
Residential	Miami, FL		11/15/2024	11/15/2027	13,000,000	3.7%	2,246,271	13.3%	N/A	Fixed	No	15%
Residential	Miami, FL		3/21/2025	12/13/2028	26,250,000	7.5%	4,533,185	13.8%	1.0%	Floating	No	15%
				Subtotal(4)	$352,076,936	100.0%	$233,380,706	10.4%	0.0%			12%
												Wtd Average
(1)Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan.
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of March 31, 2025 applied through maturity. Actual results could differ from those estimates and assumptions.
(2)This loan is structured as a senior term loan and home construction revolver, of which the proceeds will be used to fund varying development projects. Under each credit facility, the borrower is able to re-draw funds after repayment through maturity.
(3)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.
(4)The interest subtotal rate is a weighted average rate.
Loans Held for Investment at Carrying Value
As of March 31, 2025 and December 31, 2024, our portfolio included twelve and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $352.1 million and $190.9 million, respectively, and outstanding principal was approximately $233.4 million and $132.6 million, respectively, as of March 31, 2025 and December 31, 2024. During the three March 31, 2025, we funded approximately $109.8 million of new loans and additional principal on existing loans and had approximately $9.0 million of principal repayments of loans held at carrying value. As of March 31, 2025 and December 31, 2024, approximately 89% and 79%, respectively, of our loans held at carrying value had floating interest rates. As of March 31, 2025, these floating benchmark rates included one-month SOFR quoted at 4.3% and subject to a weighted average floor of 4.1% based on outstanding principal.

Index
The following tables summarize our loans held at carrying value as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$202,709,486	$(2,647,593)	$200,061,893	2.5
Subordinate debt	30,671,220	(238,922)	30,432,298	2.4
Total loans held at carrying value	$233,380,706	$(2,886,515)	$230,494,191	2.5

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)	$109,300,553	$(1,495,512)	$107,805,041	2.6
Subordinate debt	23,255,736	(327,147)	22,928,589	2.4
Total loans held at carrying value	$132,556,289	$(1,822,659)	$130,733,630	2.6
(1)The difference between the Carrying Value and the Outstanding Principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of March 31, 2025 and December 31, 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.
The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2025:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2024	$132,556,289	$(1,822,659)	$130,733,630
New fundings	106,100,104	(1,356,528)	104,743,576
Interest drawn on loans	3,740,082	—	3,740,082
Accretion of original issue discount	—	292,672	292,672
Loan repayments	(9,015,769)	—	(9,015,769)
Total loans held at carrying value at March 31, 2025	$233,380,706	$(2,886,515)	$230,494,191
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

Index
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
As of March 31, 2025 and December 31, 2024, all of our cash was unrestricted and totaled approximately $1.6 million and $184.6 million, respectively.
As of March 31, 2025, we believe that our cash on hand, capacity available under the Revolving Credit Facility, SRTF Credit Facility and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Given the nature of our business, we constantly explore both the public and private capital markets to raise capital, subject to market and other considerations.
On January 29, 2025, we completed a registered public offering of 5,750,000 shares of common stock at a public offering price of $12.00 per share, of which 1,000,000 shares of common stock were sold to Leonard M. Tannenbaum, our Executive Chairman, at the public offering price. We received net proceeds from the January 2025 Offering of $65.3 million, net of underwriting discounts of $3.7 million. In connection with the January 2025 Offering, the underwriters were granted an over-allotment option to purchase up to an additional 862,500 shares of our common stock. On January 31, 2025, the underwriters partially exercised the over-allotment option with respect to 650,000 shares of common stock and we received additional net proceeds of $7.3 million, net of underwriting discounts of $0.5 million. We incurred approximately $1.2 million of expenses in connection with the offering. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold by us in the public offering was 6,400,000 shares and total gross proceeds, before deducting underwriting discounts and commissions, and other offering expenses payable by us, were approximately $76.8 million. The net proceeds totaled approximately $71.4 million.
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

Index
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
Debt Service
As of March 31, 2025, we believe that our cash on hand, capacity available under our Revolving Credit Facility and SRTF Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$(914,591)	$1,117,808
Net cash (used in) provided by investing activities	(95,727,807)	(46,414,144)
Net cash (used in) provided by financing activities	(86,341,592)	14,400,000
Change in cash and cash equivalents	$(182,983,990)	$(30,896,336)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2025 was approximately $(0.9) million, compared to approximately $1.1 million for the three months ended March 31, 2024. The decrease of approximately $(2.0) million during the March 31, 2024 to the three months ended March 31, 2025 was primarily due to an increase in net income of approximately $1.3 million, partially offset by changes in net working capital. The most significant items in working capital were an increase in non-cash interest income capitalized of $(3.7) million, an increase in accrued management and incentive fees of $(0.4) million, partially offset by a decrease in interest receivable of approximately $0.3 million and an increase in prepaid expenses and other assets of approximately $0.4 million.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the three months ended March 31, 2025 was approximately $(95.7) million, compared to $(46.4) for the three months ended March 31, 2024. The decrease of approximately $(49.3) million was primarily due to an increase in issuance and fundings on loans of approximately $(55.9) million, partially offset by an increase in principal repayments of loans of approximately $6.6 million.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities during the three months ended March 31, 2025 was approximately $(86.3) million, compared to $14.4 million for the three months ended March 31, 2024. The decrease of approximately $(100.7) million was primarily due to $(236.7) million in repayments on the revolving credit facilities, partially offset by an increase of $81.1 million in borrowings on the revolving credit facilities and an increase of $72.6 million from offering proceeds relating to the January 2025 Offering.

Index
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of March 31, 2025 are as follows:

	As of March 31, 2025
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$—	$96,979,415	$21,716,815	$—	$118,696,230
Total	$—	$96,979,415	$21,716,815	$—	$118,696,230
As of March 31, 2025, all unfunded commitments were related to our total loan commitments and were available for funding in less than four years.
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from what was previously disclosed in our Annual Report on Form 10-K. Many of these accounting policies require judgment and the use of estimates and assumptions when they are applied in the preparation of our financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates.

Index
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
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheets. As of March 31, 2025 and December 31, 2024, none of our loans held for investment were carried at fair value.
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

Index
of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of March 31, 2025, we had ten floating-rate loans, representing approximately 89% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR quoted at 4.3% and subject to a weighted average floor of 4.1% based on outstanding principal. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $2.1 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(0.4) million due to the affects of the benchmark floor.
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

Index
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
Our loan portfolio as of March 31, 2025 was concentrated with the top three borrowers representing approximately 41.9% of the aggregate outstanding principal balances and approximately 42.7% of the total loan commitments. We made our first investment in January 2024 and expect to continue to diversify our loan portfolio as loans in our pipeline are evaluated and are originated through the deployment of our capital.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2025, we were not subject to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report for the fiscal year ended December 31, 2024, excepted as noted below:
Changes to U.S. tariff regulations may have an adverse effect on our business, financial condition and results of operations.
The United States recently announced a list of tariffs on specific countries and commodities which have contributed to heightened trade policy uncertainty and market volatility in the debt and equity capital markets. These market and economic disruptions, have affected, and may in the future continue to affect the U.S. imports and capital markets, which could adversely affect our borrowers, financial condition or results of operations. Specifically, the imposition of tariffs on certain foreign goods used in construction in the commercial real estate market could adversely affect us, our borrowers and the value of the real estate assets related to our investments.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2025, we did not repurchase any shares of our Common Stock.
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

10.11
Amendment Number Three to Loan and Security Agreement, dated as of February 26, 2025, among Sunrise Realty Trust, Inc. and Sunrise Realty Trust Holdings I LLC, as borrowers, East West Bank, as agent, joint lead arranger, co-syndication agent and co-documentation agent, and the financial institutions party thereto, as lenders (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K on March 6, 2025 and incorporated herein by reference).

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

Index

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

Date: May 7, 2025
SUNRISE REALTY TRUST, INC.

	By:	/s/ Brian Sedrish
Brian Sedrish
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)