Form 10-Q
period 2025-06-30
Sunrise Realty Trust, Inc.
filed 2025-08-07
CIK 2012706

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at August 1, 2025
Common stock, $0.01 par value per share	13,420,986

Index
SUNRISE REALTY TRUST, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNRISE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Loans held for investment at carrying value, net	$248,337,012	$130,733,630
Current expected credit loss reserve	(383,860)	(21,782)
Loans held for investment at carrying value, net of current expected credit loss reserve	247,953,152	130,711,848

Cash and cash equivalents	5,571,621	184,626,770
Interest receivable	2,109,894	1,138,561
Prepaid expenses and other assets	853,777	1,058,601
Total assets	$256,488,444	$317,535,780

Liabilities
Accrued interest	$373,109	$131,617
Dividends payable	4,026,353	2,941,964
Current expected credit loss reserve	242,461	18,398
Accrued management and incentive fees	689,140	393,063
Accrued direct administrative expenses	675,237	715,574
Accounts payable and other liabilities	1,209,543	357,417
Line of credit payable	64,950,000	123,840,000
Line of credit payable to affiliate	—	75,000,000
Total liabilities	72,165,843	203,398,033
Commitments and contingencies (Note 7)
Shareholders' equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at June 30, 2025 and December 31, 2024 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized at June 30, 2025 and December 31, 2024 and 13,421,176 and 7,004,676 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	134,212	70,047
Additional paid-in capital	186,737,773	115,022,034
Accumulated (deficit) earnings	(2,549,384)	(954,334)
Total shareholders' equity	184,322,601	114,137,747

Total liabilities and shareholders' equity	$256,488,444	$317,535,780
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Interest income	$6,752,679	$1,979,576	$11,711,202	$4,005,882
Interest expense	(1,083,212)	—	(1,419,371)	—
Net interest income	5,669,467	1,979,576	10,291,831	4,005,882
Expenses
Management and incentive fees	689,140	—	689,140	—
General and administrative expenses	659,957	21,025	1,413,083	21,568
Stock-based compensation	259,066	—	502,687	—
Professional fees	234,497	372,954	643,029	636,372
Total expenses	1,842,660	393,979	3,247,939	657,940
(Provision for) reversal of current expected credit losses	(468,493)	(71,854)	(586,141)	(71,854)
Net income before income taxes	3,358,314	1,513,743	6,457,751	3,276,088
Income tax expense	—	—	—	—
Net income	$3,358,314	$1,513,743	$6,457,751	$3,276,088

Earnings per common share:
Basic earnings per common share	$0.25	$0.22	$0.52	$0.48
Diluted earnings per common share	$0.25	$0.22	$0.52	$0.48

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	13,235,823	6,889,032	12,227,520	6,889,032
Diluted weighted average shares of common stock outstanding	13,259,762	6,889,032	12,245,128	6,889,032
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended June 30, 2025
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of March 31, 2025	$—	13,421,494	$134,215	$186,555,228	$(1,881,345)	$184,808,098
Issuance of common stock, net of offering costs	—	—	—	(76,524)	—	(76,524)
Stock-based compensation, net of forfeitures	—	(318)	(3)	259,069	—	259,066
Dividends declared on common shares ($0.30 per share)	—	—	—	—	(4,026,353)	(4,026,353)
Net income	—	—	—	—	3,358,314	3,358,314
Balance as of June 30, 2025	$—	13,421,176	$134,212	$186,737,773	$(2,549,384)	$184,322,601

Three months ended June 30, 2024
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of March 31, 2024	$—	100	$1	$45,399,999	$1,996,967	$47,396,967
Net income	—	—	—	—	1,513,743	1,513,743
Balance as of June 30, 2024	$—	100	$1	$45,399,999	$3,510,710	$48,910,710
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Six months ended June 30, 2025
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of December 31, 2024	$—	7,004,676	$70,047	$115,022,034	$(954,334)	$114,137,747
Issuance of common stock, net of offering costs	—	6,400,000	64,000	71,213,217	—	71,277,217
Stock-based compensation, net of forfeitures	—	16,500	165	502,522	—	502,687
Dividends declared on common shares ($0.60 per share)	—	—	—	—	(8,052,801)	(8,052,801)
Net income	—	—	—	—	6,457,751	6,457,751
Balance as of June 30, 2025	$—	13,421,176	$134,212	$186,737,773	$(2,549,384)	$184,322,601

Six months ended June 30, 2024
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of December 31, 2023	$31,234,622	—	$—	$—	$—	$31,234,622
Net transfers and distributions from (to) Former Parent	—	—	—	14,400,000	—	14,400,000
Effect of corporate conversion on member's equity	(31,234,622)	100	1	30,999,999	234,622	—
Net income	—	—	—	—	3,276,088	3,276,088
Balance as of June 30, 2024	$—	100	$1	$45,399,999	$3,510,710	$48,910,710
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2025	2024
Operating activities:
Net income	$6,457,751	$3,276,088
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) current expected credit losses	586,141	71,854
Amortization of deferred financing costs	173,931	—
Accretion of deferred loan original issue discount and premium, net	(615,227)	(35,236)
Stock-based compensation	502,687	—
Interest drawn on loans	(8,103,971)	—
PIK interest	(10,405)	—
Changes in operating assets and liabilities:
Interest receivable	(971,333)	(585,227)
Prepaid expenses and other assets	248,624	(55,000)
Accrued interest	241,492	—
Accrued management and incentive fees	296,077	—
Accrued direct administrative expenses	(40,337)	—
Accounts payable and other liabilities	(2,768)	525,933
Net cash (used in) provided by operating activities	(1,237,338)	3,198,412

Cash flows from investing activities:
Issuance of and fundings on loans	(120,416,392)	(50,822,722)
Principal repayment of loans	11,542,613	13,264,734
Net cash (used in) provided by investing activities	(108,873,779)	(37,557,988)

Cash flows from financing activities:
Net transfers and distributions from (to) Former Parent	—	14,400,000
Proceeds from sale of common stock	72,588,000	—
Payment of offering costs - equity offering	(455,889)	—
Payment of financing costs	(217,731)	—
Borrowings on revolving credit facilities	106,360,000	—
Repayment of revolving credit facilities	(240,250,000)	—
Dividends paid to common shareholders	(6,968,412)	—
Net cash (used in) provided by financing activities	(68,944,032)	14,400,000

Net (decrease) increase in cash and cash equivalents	(179,055,149)	(19,959,576)
Cash and cash equivalents, beginning of period	184,626,770	31,244,622
Cash and cash equivalents, end of period	$5,571,621	$11,285,046

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$1,366,528	$281,888
Dividends declared and not yet paid	$4,026,353	$—
Offering costs included in accounts payable and other liabilities	$854,894	$—

Supplemental information:
Interest paid during the period	$1,003,948	$—
Income taxes paid during the period	$—	$—
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2025
(unaudited)
1.    ORGANIZATION
Sunrise Realty Trust, Inc. (the “Company” or “SUNS”) was formed on August 28, 2023, and converted from a Delaware limited liability company to a Maryland corporation in February 2024. The Company is an institutional lender that provides debt capital solutions to the commercial real estate (“CRE”) market in the Southern United States, with a primary focus on opportunities in Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee and Texas. The Company focuses on originating, underwriting and managing CRE debt investments and providing capital to high-quality borrowers and sponsors with transitional business plans collateralized by CRE assets with opportunities for near-term value creation, as well as recapitalization opportunities. The Company intends to further diversify its investment portfolio, targeting investments in senior mortgage loans, mezzanine loans, B-notes, commercial mortgage-backed securities (“CMBS”) and debt-like preferred equity securities across CRE asset classes. The Company intends for its investment mix to include high quality residential (including multi-family, condominiums and single-family residential communities), retail, office, hospitality, industrial, mixed-use and specialty-use real estate. The Company operates in one operating segment.
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
Spin-Off
On July 9, 2024, Advanced Flower Capital Inc. (f/k/a AFC Gamma, Inc.) (“AFC” or the “Former Parent”) announced the completion of the previously announced separation (the “Separation”) and spin-off of AFC’s CRE portfolio into an independent, publicly traded company, SUNS (the “Spin-Off”). The Spin-Off was effected by the transfer of AFC’s CRE portfolio from AFC to SUNS and the distribution of all of the outstanding shares of SUNS’ common stock, par value $0.01 per share (the “Common Stock”) to all of AFC’s shareholders of record (the “Distribution”) as of the close of business on July 8, 2024 (the “Record Date”). AFC’s shareholders of record as of the Record Date received one share of Common Stock for every three shares of AFC common stock held as of the Record Date. The Spin-Off was completed on July 9, 2024 (the “Distribution Date”). On the Distribution Date, SUNS became an independent, publicly traded company, trading on the Nasdaq Stock Market LLC under the symbol “SUNS.” AFC retained no ownership interest in the Company following the Spin-Off.
In connection with the Spin-Off, the Company entered into several agreements with AFC that govern the relationship between the Company and AFC following the Spin-Off, including the separation and distribution agreement (the “Separation and Distribution Agreement”) and a tax matters agreement (the “Tax Matters Agreement”). These agreements provide for the allocation between AFC and SUNS of the assets, liabilities and obligations (including, among others, investments, property and tax-related assets and liabilities) of AFC and its subsidiaries attributable to periods prior to, at and after the Spin-Off. Moreover, in preparation for the Spin-Off, the management of SUNS entered into a new management agreement with SUNS Manager, which became effective concurrently with the completion of the Spin-Off. The Manager also entered into (i) an Administrative Services Agreement (the “Administrative Services Agreement”) with TCG Services LLC, an affiliate of the Manager and Leonard Tannenbaum, the Company’s Executive Chairman, and Robyn Tannenbaum, the Company’s President, and (ii) a Services Agreement (the “Services Agreement”) with SRT Group LLC, an affiliate of the Manager, Mr. Tannenbaum, Mrs. Tannenbaum, Mr. Sedrish and Mr. Hetzel.

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
This Quarterly Report on Form 10-Q includes financial information of the Company through July 9, 2024 (prior to consummation of the Separation, the Distribution and the Spin-Off) and the period from July 9, 2024 to June 30, 2025 (from and after consummation of the Separation, the Distribution and the Spin-Off), and does not fully reflect what the Company’s results of operations, cash flows and financial condition would have been had it been an independent company for prior periods presented.
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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the current expected credit losses reserve (“CECL Reserve”).
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
3.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of June 30, 2025 and December 31, 2024, the Company’s portfolio included thirteen and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $360.2 million and $190.9 million, respectively, and outstanding principal was approximately $251.0 million and $132.6 million, respectively, as of June 30, 2025 and December 31, 2024. During the six months ended June 30, 2025, the Company funded approximately $130.0 million of new loans and additional principal on existing loans and had approximately $11.5 million of principal repayments of loans held at carrying value. As of June 30, 2025 and December 31, 2024, approximately 86% and 79%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of June 30, 2025, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 4.3% and subject to a weighted average floor of 4.1% and U.S. prime rate subject to a weighted average floor of 8.0% and quoted at 7.5% based on outstanding principal.
The following tables summarizes the Company’s loans held at carrying value as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$211,128,362	$(2,447,813)	$208,680,549	2.2
Subordinate debt	39,867,160	(210,697)	39,656,463	2.2
Total loans held at carrying value	$250,995,522	$(2,658,510)	$248,337,012	2.2

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)	$109,300,553	$(1,495,512)	$107,805,041	2.6
Subordinate debt	23,255,736	(327,147)	22,928,589	2.4
Total loans held at carrying value	$132,556,289	$(1,822,659)	$130,733,630	2.6
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID or premium and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of June 30, 2025 and December 31, 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.

Index
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2025:

	Principal	Original Issue (Discount) Premium	Carrying Value

Total loans held at carrying value at December 31, 2024	$132,556,289	$(1,822,659)	$130,733,630
New fundings	121,867,470	(1,451,078)	120,416,392
Interest drawn on loans	8,103,971	—	8,103,971
Accretion of original issue discount and premium, net	—	615,227	615,227
Loan repayments	(11,542,613)	—	(11,542,613)
PIK interest	10,405	—	10,405
Total loans held at carrying value at June 30, 2025	$250,995,522	$(2,658,510)	$248,337,012
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of June 30, 2025 is as follows:

Loan Type	Location	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Interest Rate		Maturity Date(2)	Payment Terms(3)
Senior mortgage loans:
Residential	Austin, TX	$14,087,288	$(219,071)	$13,868,217	9.00%	(4)	7/3/2027	I/O
Hospitality	San Antonio, TX	26,793,821	(189,583)	26,604,238	10.85%	(5)	8/9/2027	I/O
Residential	PBG, FL	29,632,394	(276,693)	29,355,701	12.57%	(6)	9/1/2027	I/O
Residential	PBG, FL	27,093,251	(244,141)	26,849,110	10.57%	(7)	9/1/2027	I/O
Residential	Fort Lauderdale, FL	7,678,034	(207,692)	7,470,342	11.45%	(8)	12/30/2026	I/O
Hospitality	Austin, TX	30,955,196	(322,222)	30,632,974	9.82%	(9)	12/11/2027	I/O
Residential	Aventura, FL	29,413,408	(240,659)	29,172,749	9.32%	(10)	1/27/2027	I/O
Net Leased Tenant	New Orleans, LA	627,492	(378,889)	248,603	10.10%	(11)	1/30/2028	I/O
Residential	Dallas, TX	44,548,166	(413,333)	44,134,833	7.97%	(12)	3/14/2028	I/O
Residential	Park City, UT	299,312	44,470	343,782	11.25%	(13)	8/1/2027	I/O
Subordinate debt:
Residential	Sarasota, FL	24,705,249	(162,086)	24,543,163	13.00%	(14)	5/12/2027	I/O
Residential	Miami, FL	10,205,636	(101,111)	10,104,525	13.25%	(15)	11/15/2027	I/O
Residential	Miami, FL	4,956,275	52,500	5,008,775	14.82%	(16)	12/13/2028	I/O
Total loans held at carrying value		$250,995,522	$(2,658,510)	$248,337,012
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID or premium and loan origination costs.
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

Index
(10)Base interest rate of 5.00% plus SOFR (SOFR floor of 4.00%).
(11)Base interest rate of 5.60% plus SOFR (SOFR floor of 4.50%).
(12)Base interest rate of 3.65% plus SOFR (SOFR floor of 3.90%).
(13)Base interest rate of 3.25% plus U.S. prime rate (U.S. prime floor of 8.00%).
(14)Base interest rate of 13.00%.
(15)Base interest rate of 13.25%.
(16)Base interest rate of 9.50% plus SOFR (SOFR floor of 4.00%) and PIK interest rate of 1.00%.
4.    CURRENT EXPECTED CREDIT LOSSES
As of June 30, 2025 and December 31, 2024, the Company’s CECL Reserve for its loans held at carrying value was approximately $0.6 million and $40.2 thousand, respectively, or 0.25%, and 0.03%, respectively, of the Company’s total loans held at carrying value of approximately $248.3 million and $130.7 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $0.4 million and $21.8 thousand, respectively, and a liability for unfunded commitments of approximately $0.2 million and $18.4 thousand, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve.
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value as of and for the three and six months ended June 30, 2025 was as follows:

	Outstanding(1)	Unfunded(2)	Total
Balance at March 31, 2025	$13,713	$144,115	$157,828
Provision for (reversal of) current expected credit losses	370,147	98,346	468,493
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2025	$383,860	$242,461	$626,321

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2024	$21,782	$18,398	$40,180
Provision for (reversal of) current expected credit losses	362,078	224,063	586,141
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2025	$383,860	$242,461	$626,321
(1)As of June 30, 2025 and December 31, 2024, the CECL Reserve related to outstanding balances on loans held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of June 30, 2025 and December 31, 2024, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.

Index
The Company continuously evaluates the credit quality of each loan by assessing the risk factors of each loan and assigning a risk rating based on a variety of factors. Such factors may include property type, geographic and local market dynamics, physical condition, projected cash flow, loan structure and exit plan, loan-to-value ratio, fixed charge coverage ratio, project sponsorship, and other factors deemed necessary by the Company. Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

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
As of June 30, 2025, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2025	2024	Total
1	$—	$—	$—
2	78,908,742	142,824,032	221,732,774
3	—	26,604,238	26,604,238
4	—	—	—
5	—	—	—
Total	$78,908,742	$169,428,270	$248,337,012
5.    INTEREST RECEIVABLE
The following table summarizes the interest receivable balance for the Company as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024

Interest receivable	$2,096,376	$1,118,927
Unused fees receivable	8,909	11,821
PIK receivable	2,891	—
Other fees receivable	1,718	7,813
Total interest receivable	$2,109,894	$1,138,561
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

Index
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
The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75.0 thousand agent fee payable to the agent and a 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average revolver usage exceeds the minimum amount required per the Revolving Credit Agreement. The Company incurred an unused line fee of approximately $21.9 thousand during the three and six months ended June 30, 2025. In connection with the Revolving Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $0.5 million, which were included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the Revolving Credit Facility.
The Revolving Credit Facility is guaranteed by certain material subsidiaries of the Company and is secured by substantially all assets of the Company; provided that upon the meeting of certain conditions, the Revolving Credit Facility will be secured only by certain assets of the Company comprising of or relating to loan obligations designed for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including a liquidity and debt service coverage ratio covenant. As amended, the Revolving Credit Facility modified certain financial covenants, requiring us to, among other things: (i) maintain liquidity equal to the greater of (A) $5 million and (B) an amount equal to 10% of the outstanding obligations thereunder so long as we maintain at least $5 million in qualified cash (ii) maintain a quarterly debt service coverage ratio of at least 1.50 to 1.0 and (iii) maintain a leverage ratio of not more than 3.25x measured as of the end of each fiscal quarter.
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
On December 30, 2024, the Company entered into Amendment Number Two to Loan and Security Agreement, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto, and East West Bank, pursuant to which, among other things, the parties agreed to additional representations, covenants and other amendments to maintain the Company’s REIT status and limit the use of participation interests in any underlying obligor loan receivables secured as collateral.
On February 26, 2025, the Company entered into Amendment Number Three to Loan and Security Agreement, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto, and East West Bank, pursuant to which, among other things, the parties agreed to reduce the procedural requirements for obligor loan receivables to become eligible under the borrowing base.
On May 16, 2025, the Company entered into Amendment Number Four to Loan and Security Agreement, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto, and East West Bank, which, among other things (i) facilitated the entry of an additional lender; (ii) increased the aggregate commitment by $40.0 million, for a total maximum revolver usage of $90.0 million; (iii) modified the liquidity financial covenant to require the Company to maintain a base liquidity; and (iv) added a financial covenant requiring the Company to maintain a certain leverage ratio measured at the end of each fiscal quarter.
On May 29, 2025, the Company entered into Amendment Number Five to Loan and Security Agreement, by and among the Company and certain subsidiaries, as borrowers, the lenders party thereto, and East West Bank, which, among other things (i) facilitated the entry of an additional lender; (ii) increased the aggregate commitment by $50.0 million, for a total

Index
maximum revolver usage of $140.0 million; (iii) included the requirement for additional appraisals and loan title policies; and (iv) required consent from certain lenders to advance additional funds under the Revolving Credit Agreement.
As of June 30, 2025 and December 31, 2024, outstanding borrowings under the Revolving Credit Facility were $65.0 million and $123.8 million, respectively, and $75.0 million and $1.2 million were available for borrowing as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 7.07%.
SRTF Credit Facility
On September 26, 2024, the Company entered into an unsecured revolving credit agreement (the “Credit Agreement”), by and between the Company, as borrower, and SRT Finance LLC, as agent and lender. SRT Finance LLC is indirectly owned by Leonard M. Tannenbaum, Executive Chairman of the Company’s Board of Directors (the “Board of Directors”) and one of the Company’s officers, and Robyn Tannenbaum, President of the Company, along with their family members and associated family trusts. The Credit Agreement provides for an unsecured revolving credit facility (the “SRTF Revolving Credit Facility”) with a $50.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the Credit Agreement. Interest is payable on the SRTF Revolving Credit Facility at 1-month SOFR (subject to a 3.0% floor) plus a margin of 2.75%, with a maturity date of December 31, 2025. The Company did not incur any fees or costs related to the origination of the SRTF Revolving Credit Facility, and the SRTF Revolving Credit Facility did not have any unused fees.
On November 6, 2024, in conjunction with the entry by the Company into the Revolving Credit Facility, the Company terminated the Credit Agreement. Upon execution of the Revolving Credit Facility, the lenders’ commitments under the Credit Agreement were terminated and the liability of the Company and its subsidiaries with respect to their obligations under the Credit Agreement was discharged.
On December 9, 2024, the Company entered into a new unsecured revolving credit agreement (the “SRTF Credit Agreement”), by and among the Company, as borrower, the lenders party thereto from time to time, and SRT Finance LLC, as agent and lender. SRT Finance LLC continues to be indirectly owned by Mr. Tannenbaum and Mrs. Tannenbaum, along with their family members and associated family trusts. The SRTF Credit Agreement provides for an unsecured revolving credit facility (the “SRTF Credit Facility”) with a $75.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the SRTF Credit Agreement. Interest is payable on the SRTF Credit Facility at a rate per annum equal to 8.00%. The SRTF Credit Facility matures on the earlier of (i) May 31, 2028 and (ii) the date of the closing of any Refinancing Indebtedness (as defined in the SRTF Credit Agreement) with an aggregate principal amount equal to or greater than $75.0 million. Commencing on January 1, 2026, the Company will be required to pay an annual fee equal to 1.00% of the aggregate commitments ratably to the lenders, payable on the first business day of each calendar year; provided that the fee due and payable on January 3, 2028 will be prorated on the basis of a year of 360 days for the actual number of days elapsed from and including January 1, 2028 until and excluding May 31, 2028. In connection with the SRTF Credit Agreement, the Company incurred certain closing costs of approximately $20.0 thousand, which were included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the SRTF Revolving Credit Facility.
As of June 30, 2025 and December 31, 2024, outstanding borrowings under the SRTF Credit Facility were zero and $75.0 million, respectively, and $75.0 million and zero were available for borrowing as of June 30, 2025 and December 31, 2024, respectively.

Index
The Company did not incur any interest expense during the three and six months ended June 30, 2024. The following table reflects a summary of interest expense incurred during the three and six months ended June 30, 2025:

	Three months ended June 30, 2025
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$937,773	$17,645	$955,418
Unused fee expense	21,913	—	21,913
Amortization of deferred financing costs	104,448	1,433	105,881
Total interest expense	$1,064,134	$19,078	$1,083,212

	Six months ended June 30, 2025
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$1,183,278	$40,249	$1,223,527
Unused fee expense	21,913	—	21,913
Amortization of deferred financing costs	171,081	2,850	173,931
Total interest expense	$1,376,272	$43,099	$1,419,371
7.    COMMITMENTS AND CONTINGENCIES
As of June 30, 2025 and December 31, 2024, the Company had the following commitments to fund various investments:

	As of June 30, 2025	As of December 31, 2024

Total loan commitments	$360,190,381	$190,921,475
Less: drawn commitments	(250,957,151)	(132,556,289)
Total undrawn commitments	$109,233,230	$58,365,186
The Company from time to time may be a party to litigation in the normal course of business. The Company investigates these claims as they arise. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. As of June 30, 2025, the Company was not aware of any legal claims that could materially impact its business, financial condition or results of operations.
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
Preferred Stock
As of June 30, 2025 and December 31, 2024, the Company was authorized to issue up to 10,000 shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”), respectively, of which none have been issued. The Board of Directors has the authority, without action by our shareholders, to issue up to 10,000 shares of Preferred Stock in one or more series

Index
or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of Common Stock. There were no shares of Preferred Stock designated or outstanding as of June 30, 2025 and December 31, 2024, respectively.
Common Stock
As of June 30, 2025 and December 31, 2024, the Company was authorized to issue up to 50,000,000 shares of Common Stock, respectively, and issued 13,421,176 and 7,004,676 shares of Common Stock, respectively.
On January 29, 2025, the Company completed a registered public offering of 5,750,000 shares of common stock at a public offering price of $12.00 per share (the “January 2025 Offering”), of which 1,000,000 shares of common stock were sold to Leonard M. Tannenbaum, the Company’s Executive Chairman, at the public offering price. The Company received net proceeds from the January 2025 Offering of $65.3 million, net of underwriting discounts of $3.7 million. In connection with the January 2025 Offering, the underwriters were granted an over-allotment option to purchase up to an additional 862,500 shares of the Company’s common stock. On January 31, 2025, the underwriters partially exercised the over-allotment option with respect to 650,000 shares of common stock and the Company received additional net proceeds of $7.3 million, net of underwriting discounts of $0.5 million. The Company incurred approximately $1.3 million of expenses in connection with the offering. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold by the Company in the public offering was 6,400,000 shares and total gross proceeds, before deducting underwriting discounts and commissions, and other offering expenses payable by the Company, were approximately $76.8 million. The net proceeds to the Company totaled approximately $71.3 million.
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
The Spin-Off was effected by the transfer of AFC’s CRE portfolio from AFC to SUNS and the distribution of all of the outstanding shares of Common Stock to all of AFC’s shareholders of record as of the close of business on July 8, 2024. AFC’s shareholders of record as of the Record Date received one share of Common Stock for every three shares of AFC common stock held as of the close of business on July 8, 2024, the Record Date for the distribution, as well as a cash payment in lieu of any fractional shares. The Spin-Off was completed on July 9, 2024. Immediately after the Spin-Off, the Company was no longer a wholly owned subsidiary of AFC.
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
In February 2025, the Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager or its affiliates, with an aggregate of 19,625 shares of restricted stock

Index
granted to such eligible persons. The restricted stock awards granted in February 2025 under the 2024 Plan vest over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
As of June 30, 2025, there were 132,144 shares of restricted stock granted under the 2024 Plan.
As of June 30, 2025, the maximum number of shares of the Company’s Common Stock that may be delivered pursuant to awards under the 2024 Plan (the “Share Limit”) equaled 1,191,122 shares, of which 1,058,978 shares remained available for future issuance under the 2024 Plan. At the discretion of the Board of Directors, the Company waived the evergreen provision in connection with the Minimum Annual Increase (as defined in the 2024 Plan) under the 2024 Plan for the 2024 fiscal year. In January 2025, the Company completed an offering of the Company’s Common Stock and pursuant to the evergreen provision in the 2024 Plan with respect to the public offerings, the total number of shares reserved for issuance under the 2024 Plan automatically increased by ten percent of the total number of shares of Common Stock sold by the Company in the January 2025 Offering, which equaled 640,000 shares. Shares that are subject to or underlie awards that expire or, for any reason, are cancelled, terminated, forfeited, fail to vest or are not paid or delivered under the 2024 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2024 Plan.
Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Stock-based compensation	$259,066	$—	$502,687	$—
Restricted Stock
The following table summarizes restricted stock (i) converted upon Spin-Off, (ii) granted, (iii) vested and (iv) forfeited for the Company’s directors and officers and employees of the Manager as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
Converted upon Spin-Off	88,685	88,685
Granted	135,269	115,644
Vested	(35,476)	(805)
Forfeited	(3,125)	—
Balance	185,353	203,524
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity as of and during the six months ended June 30, 2025:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2024	203,524	$13.16
Granted	19,625	11.78
Vested	(34,671)	13.13
Forfeited	(3,125)	13.12
Balance as of June 30, 2025	185,353	$13.02
The total fair value of shares vested during the three and six months ended June 30, 2025 was zero and approximately $0.5 million, respectively. There were no shares of restricted stock granted during the three months ended June 30, 2025. During the six months ended June 30, 2025, 19,625 shares of restricted stock were granted with a weighted-average grant date fair value of $11.78.

Index
There were no shares of restricted stock that were granted or that vested during the three and six months ended June 30, 2024.
As of June 30, 2025, there was approximately $1.8 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.09 years.
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
The following information sets forth the computations of basic and diluted weighted average earnings per common share for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net income	$3,358,314	$1,513,743	$6,457,751	$3,276,088
Dividends paid on unvested restricted stock	(55,701)	—	(141,181)	—
Net income attributable to common shareholders	3,302,613	1,513,743	6,316,570	3,276,088
Divided by:
Basic weighted average shares of common stock outstanding	13,235,823	6,889,032	12,227,520	6,889,032
Weighted average unvested restricted stock	23,939	—	17,608	—
Diluted weighted average shares of common stock outstanding	13,259,762	6,889,032	12,245,128	6,889,032
Basic weighted average earnings per common share	$0.25	$0.22	$0.52	$0.48
Diluted weighted average earnings per common share	$0.25	$0.22	$0.52	$0.48
Diluted earnings per common share was computed using the treasury stock method for restricted stock. Diluted weighted average earnings per common share excluded 108,488 and 115,125 weighted average unvested restricted stock due to anti-dilutive effect for the three and six months ended June 30, 2025, respectively. There were no shares of weighted average unvested restricted stock due to anti-dilutive effect excluded from diluted weighted average earnings per common share for the three and six months ended June 30, 2024.
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

Index
So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on the portion of our taxable income or capital gain that is distributed to shareholders annually. The income tax provision for the Company was zero for the three and six months ended June 30, 2025.
For the three and six months ended June 30, 2025, the Company incurred no expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.
11.    FAIR VALUE
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheets, for which it is practicable to estimate that value.
The following table details the book value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim balance sheets as of June 30, 2025:

	As of June 30, 2025
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$5,571,621	$5,571,621
Loans held for investment at carrying value	$248,337,012	$249,047,098
Cash and cash equivalents have a carrying value which approximates their fair value due to the short-term nature of these instruments. The Company categorizes the fair value measurement of these assets as Level 1. The Company’s loans held for investment are measured using unobservable inputs, or Level 3 inputs.
12.    RELATED PARTY TRANSACTIONS
Management Agreement
On February 22, 2024, the Company and the Manager, entered into a management agreement (the “Management Agreement”), effective upon the listing of the Company’s Common Stock. Following the completion of the Spin-Off on July 9, 2024, the Company became managed by its Board of Directors and the Company’s executive officers and by SUNS Manager, as provided for under our Management Agreement.
Pursuant to the Management Agreement, the Manager manages the loans and day-to-day operations of the Company, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Board of Directors.
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
Base Management Fees incurred for the three and six months ended June 30, 2025 were approximately $0.7 million and $0.7 million, respectively. There were no Base Management Fees incurred during the three and six months ended June 30, 2024. Refer to the fee waiver below.
In addition to the Base Management Fees, the Manager is entitled to receive incentive compensation (the “Incentive Compensation” or “Incentive Fees”) with respect to each fiscal quarter (or portion thereof that the Management Agreement is in effect) based upon the Company’s achievement of targeted levels of Core Earnings. “Core Earnings” is defined in the

Index
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
Incentive Fees incurred for the three and six months ended June 30, 2025 were zero. There were no Incentive Fees incurred during the three and six months ended June 30, 2024. Refer to the fee waiver below.
Fee Waiver
From time to time, the Manager may waive fees it would otherwise be entitled to under the terms of the Management Agreement. The Manager agreed to waive (i) the inclusion of the net proceeds from the January 2025 Offering in the Company’s Equity for purposes of calculating the management fee until the earlier of (a) December 31, 2025 and (b) the quarter in which the total amount of the net proceeds of the January 2025 Offering have been utilized to fund loans in our portfolio and (ii) an additional $1.0 million in fees.
For the three and six months ended June 30, 2025, Base Management Fees waived were $7.3 thousand and $576.1 thousand, respectively, and Incentive Fees waived were $165.8 thousand and $464.1 thousand, respectively.
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
Until the completion of the Spin-Off, there were no Base Management Fees or Incentive Fees incurred by the Company. The following table summarizes the related party costs incurred by the Company for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Affiliate costs
Base management fees	$689,140	$—	$689,140	$—
Incentive fees earned	—	—	—	—
General and administrative expenses reimbursable to Manager	532,262	—	1,144,827	—
Professional fees reimbursable to Manager	12,905	—	17,894	—
Total	$1,234,307	$—	$1,851,861	$—
Amounts payable to the Manager as of June 30, 2025 and December 31, 2024 were approximately $1.4 million and $1.1 million, respectively.

Index
The Manager is beneficially owned by certain officers as of the date of this Quarterly Report on Form 10-Q: 63.1%, by Mr. Tannenbaum, the Company’s Executive Chairman, 8.2% by Mrs. Tannenbaum, the Company’s President, 17.1% by other Tannenbaum family members and trusts, and 7.0% by Mr. Sedrish, the Company’s Chief Executive Officer.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the SUNS Manager or its affiliates, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, SUNS Manager or its affiliates, may from time to time serve as administrative and collateral agents to the lenders under our co-investments. As of June 30, 2025, there were thirteen co-invested loans held by the Company and affiliates of the Company.
Unsecured Revolving Credit Facility with Affiliate
The Company entered the Revolving Credit Facility with SRT Finance LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. Refer to Note 6 for more information.
13.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the six months ended June 30, 2025. No dividends were declared during the six months ended June 30, 2024.

	Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

Regular cash dividend	3/4/2025	3/31/2025	4/15/2025	$0.30	$4,026,448
Regular cash dividend	6/13/2025	6/30/2025	7/15/2025	0.30	4,026,353
2025 Period Subtotal				$0.60	$8,052,801
14.    REPORTABLE SEGMENTS
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company is an institutional lender that provides debt capital solutions to CRE markets in the Southern United States, with a primary focus on opportunities in Arizona, Florida, Georgia, Nevada, North Carolina, South Carolina, Tennessee and Texas. The Company generates revenue from originating and investing in secured CRE loans and providing capital to high-quality borrowers and sponsors with transitional business plans collateralized by CRE assets with opportunities for near-term value creation, as well as recapitalization opportunities. The accounting policies of the institutional lending segment are the same as those described in the summary of significant accounting policies.
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

Index
Interest income earned on the Company’s portfolio was concentrated with six borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $5.7 million, or 85%, of consolidated interest income during the three months ended June 30, 2025. Interest income earned on the Company’s portfolio was concentrated with two borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $1.9 million, or 98%, of consolidated interest income during the three months ended June 30, 2024.
Interest income earned on the Company’s portfolio was concentrated with four borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $8.1 million, or 64%, of consolidated interest income during the six months ended June 30, 2025. Interest income earned on the Company’s portfolio was concentrated with two borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $3.9 million, or 98%, of consolidated interest income during the six months ended June 30, 2024.
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
•there had been no public market for Common Stock prior to the Distribution and an active trading market may not be sustained or be liquid in the future, which may cause the market price of Common Stock to decline significantly and make it difficult for investors to sell their shares;
•we may issue shares of preferred or common stock in the future, which could dilute your percentage ownership of SUNS;
•use of proceeds of our securities offerings; and
•litigation, including costs associated with prosecuting or defending claims and any adverse outcomes.
The above list of factors is not exhaustive or necessarily in order of importance.
Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 6, 2025, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, for a further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by applicable law.
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this Form 10-Q, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
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

Index
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
Developments During the Second Quarter June 30, 2025:
Updates to Our Loan Portfolio During the Second Quarter June 30, 2025
In June 2025, we and an affiliated co-investor purchased $14.25 million of a $59.8 million senior loan for the construction of a residential property in Park City, Utah. We committed a total of $9.25 million and the affiliate committed the remaining $5.0 million. The senior loan matures in August 2027. At closing, we funded approximately $0.3 million and the affiliate funded approximately $0.2 million. The loan bears interest at a cash rate of U.S. prime rate plus 3.25%, with a rate index floor of 8.0%. The senior loan is secured by a first priority lien and security interest in certain real property as described on the loan agreement. The proceeds of the senior loan will be used to, among other things, fund the completion of construction.
Dividends Declared Per Share
During the six months ended June 30, 2025, we declared the following cash dividends. No dividends were declared during the six months ended June 30, 2024.

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 4, 2025	March 31, 2025	April 15, 2025	$0.30	$4,026,448
June 13, 2025	June 30, 2025	July 15, 2025	0.30	$4,026,353
2025 Period Subtotal			$0.60	$8,052,801

Index
Recent Developments
None.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings (as defined below), book value per share and dividends declared per share.
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our Common Stock as of June 30, 2025 and December 31, 2024 was approximately $13.73 and $16.29, respectively.
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

Index
The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net income	$3,358,314	$1,513,743	$6,457,751	$3,276,088
Adjustments to net income:
Stock-based compensation expense	259,066	—	502,687	—
Depreciation and amortization	—	—	—	—
Unrealized (gains) losses, or other non-cash items	—	—	—	—
Provision for (reversal of) current expected credit losses	468,493	71,854	586,141	71,854
TRS (income) loss	—	—	—	—
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—	—	—
Distributable earnings	$4,085,873	$1,585,597	$7,546,579	$3,347,942
Basic weighted average shares of common stock outstanding	13,235,823	6,889,032	12,227,520	6,889,032
Distributable earnings per basic weighted average share	$0.31	$0.23	$0.62	$0.49
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

Index
Results of Operations for the three and six months ended June 30, 2025 and 2024
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Interest income	$6,752,679	$1,979,576	$11,711,202	$4,005,882
Interest expense	(1,083,212)	—	(1,419,371)	—
Net interest income	5,669,467	1,979,576	10,291,831	4,005,882
Expenses
Management and incentive fees	689,140	—	689,140	—
General and administrative expenses	659,957	21,025	1,413,083	21,568
Stock-based compensation	259,066	—	502,687	—
Professional fees	234,497	372,954	643,029	636,372
Total expenses	1,842,660	393,979	3,247,939	657,940
(Provision for) reversal of current expected credit losses	(468,493)	(71,854)	(586,141)	(71,854)
Net income before income taxes	3,358,314	1,513,743	6,457,751	3,276,088
Income tax expense	—	—	—	—
Net income	$3,358,314	$1,513,743	$6,457,751	$3,276,088
Net income. Our net income allocable to our common shareholders for the three and six months ended June 30, 2025, was approximately $3.4 million and $6.5 million, or $0.25 and $0.52 per basic weighted average common share, respectively, compared to net income allocable to our common shareholders of approximately $1.5 million and $3.3 million, or $0.22 and $0.48 per basic weighted average common share for the three and six months ended June 30, 2024.
Interest income. Interest income increased approximately $4.8 million, or 241.1%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Interest income increased approximately $7.7 million, or 192.4%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was due to the expansion of our portfolio from two borrowers to thirteen as we deploy capital.
Interest expense. Interest expense increased approximately $1.1 million and $1.4 million for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively, due to the lines of credit available in the current period and related borrowings that were not in place in the prior period.
Management and incentive fees. Management fees increased approximately $0.7 million and $0.7 million for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively. There were no Incentive Fees incurred in the current period due to the fee waiver, or the prior period, as the Management Agreement was not in place in the prior period until the completion of the Spin-Off in July 2024.
General and administrative expenses. General and administrative expenses increased $0.6 million and $1.4 million during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. The increase was primarily due to reimbursable shared expenses under the Management Agreement, which did not take effect until the completion of the Spin-Off in July 2024. Reimbursable shared expenses recorded within general and administrative expenses were approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2025, compared to zero in the prior periods.
Stock-based compensation. Stock-based compensation increased $0.3 million and $0.5 million during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, driven by restricted stock awards granted and restricted stock awards converted as part of the Spin-Off.
Professional fees. Professional fees decreased $(0.1) million and increased $6.7 thousand during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively. Professional fees

Index
included approximately $0.3 million and $0.6 million in Spin-Off costs incurred in the prior periods during the three and six months ended June 30, 2024, respectively. No Spin-Off costs were incurred during the three and six months ended June 30, 2025. Other costs within professional fees related to legal, audit, and board of director fees.
Provision for Current Expected Credit Losses
The provision for current expected credit losses increased $0.4 million, or 552.0%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The provision for current expected credit losses increased $0.5 million, or 715.7%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The CECL Reserve balance as of June 30, 2025 was approximately $0.6 million, or 0.25%, of our total loans held at carrying value of approximately $248.3 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of $0.4 million and (ii) a liability for unfunded commitments of approximately $0.2 million. The CECL Reserve balance as of June 30, 2024 was approximately $71.9 thousand, or 0.19%, of our total loans held at carrying value balance of approximately $37.6 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $37.4 thousand and (ii) a liability for unfunded commitments of approximately $34.4 thousand. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.
Loan Portfolio
The table below summarizes our total loan portfolio as of June 30, 2025, unless otherwise specified.

Loan Type	Location		Original Funding Date	Loan Maturity	Current Commitments as of 6/30/2025	% of Total SUNS	Principal Balance as of 6/30/2025	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM(1)
Senior mortgage loans:
Residential	Austin, TX		7/3/2024	7/3/2027	$14,087,288	3.9%	$14,087,288	9.0%	N/A	Floating	No	11%
Hospitality	San Antonio, TX		7/31/2024	8/9/2027	27,300,000	7.7%	26,793,821	10.9%	N/A	Floating	No	13%
Residential	PBG, FL	(2)	8/5/2024	9/1/2027	31,875,000	8.8%	29,632,394	12.6%	N/A	Floating	No	13%
Residential	PBG, FL	(2)	8/5/2024	9/1/2027	28,125,000	7.8%	27,093,251	10.6%	N/A	Floating	No	12%
Residential	Fort Lauderdale, FL	(3)	11/1/2024	12/30/2026	30,000,000	8.3%	7,678,034	11.5%	N/A	Floating	No	14%
Hospitality	Austin, TX		12/12/2024	12/11/2027	32,000,000	8.9%	30,955,196	9.8%	N/A	Floating	No	12%
Residential	Aventura, FL		1/27/2025	1/27/2027	30,750,872	8.5%	29,413,408	9.3%	N/A	Floating	No	11%
Net Leased Tenant	New Orleans, LA	(3)	1/30/2025	1/30/2028	44,000,000	12.2%	627,492	10.1%	N/A	Floating	No	11%
Residential	Dallas, TX		3/14/2025	3/14/2028	46,500,000	12.9%	44,548,166	8.0%	N/A	Floating	No	9%
Residential	Park City, UT		6/11/2025	8/1/2027	9,250,000	2.6%	299,312	11.3%	N/A	Floating	No	13%
Subordinate debt:
Residential	Sarasota, FL		1/31/2024	5/12/2027	28,188,776	7.8%	24,705,249	13.0%	N/A	Fixed	No	14%
Residential	Miami, FL		11/15/2024	11/15/2027	13,000,000	3.6%	10,205,636	13.3%	N/A	Fixed	No	15%
Residential	Miami, FL		3/21/2025	12/13/2028	25,113,445	7.0%	4,956,275	13.8%	1.0%	Floating	No	15%
				Subtotal(4)	$360,190,381	100.0%	$250,995,522	10.5%	0.0%			12%
												Wtd Average
(1)Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan.
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of June 30, 2025 applied through maturity. Actual results could differ from those estimates and assumptions.

Index
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
Loans Held for Investment at Carrying Value
As of June 30, 2025 and December 31, 2024, our portfolio included thirteen and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $360.2 million and $190.9 million, respectively, and outstanding principal was approximately $251.0 million and $132.6 million, respectively, as of June 30, 2025 and December 31, 2024. During the six months ended June 30, 2025, we funded approximately $130.0 million of new loans and additional principal on existing loans and had approximately $11.5 million of principal repayments of loans held at carrying value. As of June 30, 2025 and December 31, 2024, approximately 86% and 79%, respectively, of our loans held at carrying value had floating interest rates. As of June 30, 2025, these floating benchmark rates included one-month SOFR quoted at 4.3% and subject to a weighted average floor of 4.1% and U.S. prime rate subject to a weighted average floor of 8.0% and quoted at 7.5% based on outstanding principal.
The following tables summarize our loans held at carrying value as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$211,128,362	$(2,447,813)	$208,680,549	2.2
Subordinate debt	39,867,160	(210,697)	39,656,463	2.2
Total loans held at carrying value	$250,995,522	$(2,658,510)	$248,337,012	2.2

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)	$109,300,553	$(1,495,512)	$107,805,041	2.6
Subordinate debt	23,255,736	(327,147)	22,928,589	2.4
Total loans held at carrying value	$132,556,289	$(1,822,659)	$130,733,630	2.6
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID or premium and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of June 30, 2025 and December 31, 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.

Index
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2025:

	Principal	Original Issue (Discount) Premium	Carrying Value

Total loans held at carrying value at December 31, 2024	$132,556,289	$(1,822,659)	$130,733,630
New fundings	121,867,470	(1,451,078)	120,416,392
Interest drawn on loans	8,103,971	—	8,103,971
Accretion of original issue discount and premium, net	—	615,227	615,227
Loan repayments	(11,542,613)	—	(11,542,613)
PIK interest	10,405	—	10,405
Total loans held at carrying value at June 30, 2025	$250,995,522	$(2,658,510)	$248,337,012
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
As of June 30, 2025 and December 31, 2024, all of our cash was unrestricted and totaled approximately $5.6 million and $184.6 million, respectively.

Index
As of June 30, 2025, we believe that our cash on hand, capacity available under the Revolving Credit Facility, SRTF Credit Facility and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Given the nature of our business, we constantly explore both the public and private capital markets to raise capital, subject to market and other considerations.
On January 29, 2025, we completed a registered public offering of 5,750,000 shares of common stock at a public offering price of $12.00 per share, of which 1,000,000 shares of common stock were sold to Leonard M. Tannenbaum, our Executive Chairman, at the public offering price. We received net proceeds from the January 2025 Offering of $65.3 million, net of underwriting discounts of $3.7 million. In connection with the January 2025 Offering, the underwriters were granted an over-allotment option to purchase up to an additional 862,500 shares of our common stock. On January 31, 2025, the underwriters partially exercised the over-allotment option with respect to 650,000 shares of common stock and we received additional net proceeds of $7.3 million, net of underwriting discounts of $0.5 million. We incurred approximately $1.3 million of expenses in connection with the offering. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold by us in the public offering was 6,400,000 shares and total gross proceeds, before deducting underwriting discounts and commissions, and other offering expenses payable by us, were approximately $76.8 million. The net proceeds totaled approximately $71.3 million.
We intend to raise future equity capital and issue debt securities in order to fund our future investments in loans.
Revolving Credit Facility
On November 6, 2024, we entered into the Revolving Credit Facility, which contained an initial aggregate commitment of $50.0 million, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement). The amount of total commitments under the Revolving Credit Facility may be increased to up to $200.0 million in aggregate, subject to available borrowing base and lenders’ commitment to provide additional commitments.
During the three months ended June 30, 2025, we entered into a series of amendments to the Revolving Credit Facility that, among other things, increased the aggregate commitment from $50.0 million to $140.0 million. As amended, the Revolving Credit Facility modified certain financial covenants, requiring us to, among other things: (i) maintain liquidity equal to the greater of (A) $5 million and (B) an amount equal to 10% of the outstanding obligations thereunder so long as we maintain at least $5 million in qualified cash (ii) maintain a quarterly debt service coverage ratio of at least 1.50 to 1.0 and (iii) maintain a leverage ratio of not more than 3.25x measured as of the end of each fiscal quarter.
As of June 30, 2025, we had $65.0 million outstanding borrowings under the Revolving Credit Facility and $75.0 million availability under our Revolving Credit Agreement, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement).
To the best of our knowledge, as of June 30, 2025, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
SRTF Credit Facility
On December 9, 2024, we entered into the SRTF Credit Facility, which provides for an unsecured revolving credit facility with a $75.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the SRTF Credit Agreement.
As of June 30, 2025, we had no outstanding borrowings and $75.0 million availability under our SRTF Credit Agreement.
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

Index
Debt Service
As of June 30, 2025, we believe that our cash on hand, capacity available under our Revolving Credit Facility and SRTF Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(1,237,338)	$3,198,412
Net cash (used in) provided by investing activities	(108,873,779)	(37,557,988)
Net cash (used in) provided by financing activities	(68,944,032)	14,400,000
Change in cash and cash equivalents	$(179,055,149)	$(19,959,576)
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities during the six months ended June 30, 2025 was approximately $(1.2) million, compared to net cash provided by operating activities of approximately $3.2 million for the six months ended June 30, 2024. The decrease of approximately $(4.4) million during the period from June 30, 2024 to the six months ended June 30, 2025 was primarily due to an increase in net income of approximately $3.2 million, partially offset by changes in net working capital. The most significant items in working capital were an increase in non-cash interest income capitalized of $(8.1) million, an increase in accrued management and incentive fees of $0.3 million and an increase in prepaid expenses and other assets of approximately $0.3 million, partially offset by an increase in interest receivable of approximately $(0.4) million and a decrease in accounts payable of approximately $(0.5) million, respectively.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the six months ended June 30, 2025 was approximately $(108.9) million, compared to $(37.6) for the six months ended June 30, 2024. The decrease of approximately $(71.3) million was primarily due to an increase in issuance and fundings on loans of approximately $(69.6) million and a decrease in principal repayments of loans of approximately $(1.7) million.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities during the six months ended June 30, 2025 was approximately $(68.9) million, compared to net cash provided by financing activities of $14.4 million for the six months ended June 30, 2024. The decrease of approximately $(83.3) million was primarily due to $(240.3) million in repayments on the revolving credit facilities, partially offset by an increase of $106.4 million in borrowings on the revolving credit facilities and an increase of $72.6 million from offering proceeds relating to the January 2025 Offering.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of June 30, 2025 are as follows:

	As of June 30, 2025
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$—	$89,037,689	$20,195,541	$—	$109,233,230
Total	$—	$89,037,689	$20,195,541	$—	$109,233,230
As of June 30, 2025, all unfunded commitments were related to our total loan commitments and were available for funding in less than four years.

Index
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

Index
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheets. As of June 30, 2025 and December 31, 2024, none of our loans held for investment were carried at fair value.
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of June 30, 2025, we had 11 floating-rate loans, representing approximately 86% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR quoted at 4.3% and subject to a weighted average floor of 4.1% and U.S. prime rate subject to a weighted average floor of 8.0% and quoted at 7.5% based on outstanding principal. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $2.2 million and a hypothetical 100 basis points decrease in the floating benchmark rate

Index
would result in a decrease in annual interest income of approximately $(0.4) million due to the affects of the benchmark floor.
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
Our loan portfolio as of June 30, 2025 was concentrated with the top three borrowers representing approximately 40.6% of the aggregate outstanding principal balances and approximately 41.8% of the total loan commitments. We made our first investment in January 2024 and expect to continue to diversify our loan portfolio as loans in our pipeline are evaluated and are originated through the deployment of our capital.

Index
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2025, we were not subject to any material pending legal proceedings to which we are a party or any of our assets are subject.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report for the fiscal year ended December 31, 2024, except as disclosed in Item 1A. “Risk Factors” in the Company’s Quarterly Report for the quarter ended March 31, 2025.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2025, we did not repurchase any shares of our Common Stock.
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

10.12	Amendment Number Four to Loan and Security Agreement, dated as of May 16, 2025, among Sunrise Realty Trust, Inc. and Sunrise Realty Trust Holdings I LLC, as borrowers, East West Bank, as agent, sole book runner, co-syndication agent and co-documentation agent, East West Bank and City National Bank of Florida, as joint lead arrangers, and the lenders party thereto (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K on May 20, 2025 and incorporated herein by reference).
10.13	Amendment Number Five to Loan and Security Agreement, dated as of May 29, 2025, among Sunrise Realty Trust, Inc. and Sunrise Realty Trust Holdings I LLC, as borrowers, East West Bank, as administrative agent, sole book runner, co-syndication agent and co-documentation agent, East West Bank, City National Bank of Florida and EverBank, N.A., as joint lead arrangers, and the lenders party thereto (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K on May 29, 2025 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2025
SUNRISE REALTY TRUST, INC.

	By:	/s/ Brian Sedrish
Brian Sedrish
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)