Form 10-Q
period 2025-09-30
Sunrise Realty Trust, Inc.
filed 2025-11-13
CIK 2012706

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 7, 2025
Common stock, $0.01 par value per share	13,420,986

Index
SUNRISE REALTY TRUST, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNRISE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Loans held for investment at carrying value, net	$250,378,727	$130,733,630
Current expected credit loss reserve	(140,523)	(21,782)
Loans held for investment at carrying value, net of current expected credit loss reserve	250,238,204	130,711,848

Cash and cash equivalents	5,547,368	184,626,770
Interest receivable	1,967,177	1,138,561
Prepaid expenses and other assets	1,078,733	1,058,601
Total assets	$258,831,482	$317,535,780

Liabilities
Accrued interest	$504,186	$131,617
Dividends payable	4,026,296	2,941,964
Current expected credit loss reserve	291,933	18,398
Accrued management and incentive fees	1,072,274	393,063
Accrued direct administrative expenses	837,515	715,574
Accounts payable and other liabilities	337,707	357,417
Line of credit payable	67,150,000	123,840,000
Line of credit payable to affiliate	—	75,000,000
Total liabilities	74,219,911	203,398,033
Commitments and contingencies (Note 7)
Shareholders' equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at September 30, 2025 and December 31, 2024 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized at September 30, 2025 and December 31, 2024 and 13,420,986 and 7,004,676 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	134,210	70,047
Additional paid-in capital	186,998,082	115,022,034
Accumulated (deficit) earnings	(2,520,721)	(954,334)
Total shareholders' equity	184,611,571	114,137,747

Total liabilities and shareholders' equity	$258,831,482	$317,535,780
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Interest income	$7,494,713	$3,220,930	$19,205,915	$7,226,812
Interest expense	(1,438,547)	(43,197)	(2,857,918)	(43,197)
Net interest income	6,056,166	3,177,733	16,347,997	7,183,615
Expenses
Management and incentive fees	1,072,274	422,238	1,761,414	422,238
General and administrative expenses	654,253	572,249	2,067,336	593,817
Stock-based compensation	260,307	160,139	762,994	160,139
Professional fees	208,238	332,271	851,267	968,643
Total expenses	2,195,072	1,486,897	5,443,011	2,144,837
Reversal of (provision for) current expected credit losses	193,865	47,527	(392,276)	(24,327)
Net income before income taxes	4,054,959	1,738,363	10,512,710	5,014,451
Income tax expense	—	—	—	—
Net income	$4,054,959	$1,738,363	$10,512,710	$5,014,451

Earnings per common share:
Basic earnings per common share	$0.30	$0.26	$0.82	$0.74
Diluted earnings per common share	$0.30	$0.25	$0.82	$0.73

Weighted average number of common shares outstanding:
Basic weighted average shares of common stock outstanding	13,247,030	6,800,500	12,571,091	6,800,500
Diluted weighted average shares of common stock outstanding	13,284,086	6,825,905	12,595,756	6,825,905
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three months ended September 30, 2025
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of June 30, 2025	$—	13,421,176	$134,212	$186,737,773	$(2,549,384)	$184,322,601
Stock-based compensation, net of forfeitures	—	(190)	(2)	260,309	—	260,307
Dividends declared on common shares ($0.30 per share)	—	—	—	—	(4,026,296)	(4,026,296)
Net income	—	—	—	—	4,054,959	4,054,959
Balance as of September 30, 2025	$—	13,420,986	$134,210	$186,998,082	$(2,520,721)	$184,611,571

Three months ended September 30, 2024
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of June 30, 2024	$—	100	$1	$45,399,999	$3,510,710	$48,910,710
Stock-based compensation	—	36,363	364	148,275	—	148,639
Dividends declared on common shares ($0.63 per share)	—	—	—	—	(4,362,999)	(4,362,999)
Issuance of common stock in connection with the Spin-Off	—	6,888,932	68,889	69,296,288	—	69,365,177
Net transfers and distributions (to) from Former Parent	—	—	—	—	(3,661,080)	(3,661,080)
Net income	—	—	—	—	1,738,363	1,738,363
Balance as of September 30, 2024	$—	6,925,395	$69,254	$114,844,562	$(2,775,006)	$112,138,810
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Nine months ended September 30, 2025
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of December 31, 2024	$—	7,004,676	$70,047	$115,022,034	$(954,334)	$114,137,747
Issuance of common stock, net of offering costs	—	6,400,000	64,000	71,213,217	—	71,277,217
Stock-based compensation, net of forfeitures	—	16,310	163	762,831	—	762,994
Dividends declared on common shares ($0.90 per share)	—	—	—	—	(12,079,097)	(12,079,097)
Net income	—	—	—	—	10,512,710	10,512,710
Balance as of September 30, 2025	$—	13,420,986	$134,210	$186,998,082	$(2,520,721)	$184,611,571

Nine months ended September 30, 2024
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of December 31, 2023	$31,234,622	—	$—	$—	$—	$31,234,622
Effect of corporate conversion on member's equity	(31,234,622)	100	1	30,999,999	234,622	—
Stock-based compensation	—	36,363	364	148,275	—	148,639
Dividends declared on common shares ($0.63 per share)	—	—	—	—	(4,362,999)	(4,362,999)
Issuance of common stock in connection with the Spin-Off	—	6,888,932	68,889	69,296,288	—	69,365,177
Net transfers and distributions from (to) Former Parent	—	—	—	14,400,000	(3,661,080)	10,738,920
Net income	—	—	—	—	5,014,451	5,014,451
Balance as of September 30, 2024	$—	6,925,395	$69,254	$114,844,562	$(2,775,006)	$112,138,810
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2025	2024
Operating activities:
Net income	$10,512,710	$5,014,451
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) current expected credit losses	392,276	24,327
Amortization of deferred financing costs	327,022	—
Accretion of deferred loan original issue discount and premium, net	(1,117,860)	(114,395)
Stock-based compensation	762,994	148,639
Interest drawn on loans	(12,944,697)	(2,428,444)
PIK interest	(24,018)	—
Changes in operating assets and liabilities:
Interest receivable	(828,616)	(1,007,320)
Prepaid expenses and other assets	(127,423)	(250,339)
Accrued interest	372,569	43,197
Accrued management and incentive fees	679,211	422,238
Accrued direct administrative expenses	121,941	487,870
Accounts payable and other liabilities	(19,710)	345,083
Net cash (used in) provided by operating activities	(1,893,601)	2,685,307

Cash flows from investing activities:
Issuance of and fundings on loans	(148,255,080)	(118,775,580)
Principal repayment of loans	42,696,558	24,912,673
Net cash (used in) provided by investing activities	(105,558,522)	(93,862,907)

Cash flows from financing activities:
Net transfers and distributions from (to) Former Parent	—	80,104,097
Proceeds from sale of common stock	72,588,000	—
Payment of offering costs - equity offering	(1,310,783)	—
Payment of financing costs	(219,731)	—
Borrowings on revolving credit facilities	138,160,000	50,000,000
Repayment of revolving credit facilities	(269,850,000)	—
Dividends paid to common shareholders	(10,994,765)	—
Net cash (used in) provided by financing activities	(71,627,279)	130,104,097

Net (decrease) increase in cash and cash equivalents	(179,079,402)	38,926,497
Cash and cash equivalents, beginning of period	184,626,770	31,244,622
Cash and cash equivalents, end of period	$5,547,368	$70,171,119

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$1,541,528	$1,255,761
Dividends declared and not yet paid	$4,026,296	$4,362,999

Supplemental information:
Interest paid during the period	$2,158,327	$—
Income taxes paid during the period	$—	$—
See accompanying notes to the consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2025
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
The Company has elected to be taxed as a REIT for United States federal income tax purposes under the Internal Revenue Code (the “Code”), commencing with the taxable year ending December 31, 2024. The Company generally will not be subject to United States federal income taxes on its REIT taxable income as long as it annually distributes all of its REIT taxable income prior to the deduction for dividends paid to shareholders and complies with various other requirements as a REIT.
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
This Quarterly Report on Form 10-Q includes financial information of the Company through July 9, 2024 (prior to consummation of the Separation, the Distribution and the Spin-Off) and the period from July 9, 2024 to September 30, 2025 (from and after consummation of the Separation, the Distribution and the Spin-Off), and does not fully reflect what the Company’s results of operations, cash flows and financial condition would have been had it been an independent company for prior periods presented.
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
Recent Accounting Pronouncements
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period. As a result, the Company will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of the Company’s financials to those of other public companies more difficult.
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
3.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of September 30, 2025 and December 31, 2024, the Company’s portfolio included thirteen and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $367.0 million and $190.9 million, respectively, and outstanding principal was approximately $253.0 million and $132.6 million, respectively, as of September 30, 2025 and December 31, 2024. During the nine months ended September 30, 2025, the Company funded approximately $163.1 million of new loans and additional principal on existing loans and had approximately $42.7 million of principal repayments of loans held at carrying value. As of September 30, 2025 and December 31, 2024, approximately 96% and 79%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of September 30, 2025, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 4.1% and subject to a weighted average floor of 4.1% and U.S. prime rate subject to a weighted average floor of 8.0% and quoted at 7.25% based on outstanding principal.
The following tables summarizes the Company’s loans held at carrying value as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$235,231,463	$(2,566,848)	$232,664,615	2.0
Subordinate debt	17,755,640	(41,528)	17,714,112	2.6
Total loans held at carrying value	$252,987,103	$(2,608,376)	$250,378,727	2.0

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$109,300,553	$(1,495,512)	$107,805,041	2.6
Subordinate debt	23,255,736	(327,147)	22,928,589	2.4
Total loans held at carrying value	$132,556,289	$(1,822,659)	$130,733,630	2.6
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID or premium and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of September 30, 2025 and December 31, 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.

Index
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2025:

	Principal	Original Issue (Discount) Premium	Carrying Value

Total loans held at carrying value at December 31, 2024	$132,556,289	$(1,822,659)	$130,733,630
New fundings	150,158,657	(1,903,577)	148,255,080
Interest drawn on loans	12,944,697	—	12,944,697
Accretion of original issue discount and premium, net	—	1,117,860	1,117,860
Loan repayments	(42,696,558)	—	(42,696,558)
PIK interest	24,018	—	24,018
Total loans held at carrying value at September 30, 2025	$252,987,103	$(2,608,376)	$250,378,727
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of September 30, 2025 is as follows:

Loan Type	Location	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Interest Rate		Maturity Date(2)	Payment Terms(3)
Senior mortgage loans:
Residential	Austin, TX	$14,087,288	$(191,687)	$13,895,601	9.00%	(4)	7/3/2027	I/O
Hospitality	San Antonio, TX	26,793,821	(166,833)	26,626,988	10.85%	(5)	8/9/2027	I/O
Residential	PBG, FL	30,796,027	(243,490)	30,552,537	12.38%	(6)	9/1/2027	I/O
Residential	PBG, FL	26,227,753	(214,844)	26,012,909	10.38%	(7)	9/1/2027	I/O
Residential	Fort Lauderdale, FL	10,596,917	(173,077)	10,423,840	11.46%	(8)	12/30/2026	I/O
Hospitality	Austin, TX	31,662,242	(288,889)	31,373,353	9.63%	(9)	12/11/2027	I/O
Residential	Aventura, FL	30,133,251	(200,549)	29,932,702	9.13%	(10)	1/27/2027	I/O
Net Leased Tenant	New Orleans, LA	4,509,227	(342,222)	4,167,005	10.10%	(11)	1/30/2028	I/O
Residential	Dallas, TX	44,690,992	(374,583)	44,316,409	7.78%	(12)	3/14/2028	I/O
Residential	Park City, UT	2,017,729	(195,674)	1,822,055	11.25%	(13)	8/1/2027	I/O
Residential	Miami, FL	13,716,216	(175,000)	13,541,216	8.88%	(14)	9/25/2028	I/O
Subordinate debt:
Residential	Miami, FL	10,552,110	(90,278)	10,461,832	13.25%	(15)	11/15/2027	I/O
Residential	Miami, FL	7,203,530	48,750	7,252,280	14.63%	(16)	12/13/2028	I/O
Total loans held at carrying value		$252,987,103	$(2,608,376)	$250,378,727
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

Index
(9)Base interest rate of 5.50% plus SOFR (SOFR floor of 4.00%).
(10)Base interest rate of 5.00% plus SOFR (SOFR floor of 4.00%).
(11)Base interest rate of 5.60% plus SOFR (SOFR floor of 4.50%).
(12)Base interest rate of 3.65% plus SOFR (SOFR floor of 3.90%).
(13)Base interest rate of 3.25% plus U.S. prime rate (U.S. prime floor of 8.00%).
(14)Base interest rate of 4.75% plus SOFR (SOFR floor of 3.50%).
(15)Base interest rate of 13.25%.
(16)Base interest rate of 9.50% plus SOFR (SOFR floor of 4.00%) and PIK interest rate of 1.00%.
4.    CURRENT EXPECTED CREDIT LOSSES
As of September 30, 2025 and December 31, 2024, the Company’s CECL Reserve for its loans held at carrying value was approximately $0.4 million and $40.2 thousand, respectively, or 0.17% and 0.03%, respectively, of the Company’s total loans held at carrying value of approximately $250.4 million and $130.7 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $0.1 million and $21.8 thousand, respectively, and a liability for unfunded commitments of approximately $0.3 million and $18.4 thousand, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve.
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value as of and for the three and nine months ended September 30, 2025 was as follows:

	Outstanding(1)	Unfunded(2)	Total
Balance at June 30, 2025	$383,860	$242,461	$626,321
(Reversal of) provision for current expected credit losses	(243,337)	49,472	(193,865)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2025	$140,523	$291,933	$432,456

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2024	$21,782	$18,398	$40,180
Provision for (reversal of) current expected credit losses	118,741	273,535	392,276
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2025	$140,523	$291,933	$432,456
(1)As of September 30, 2025 and December 31, 2024, the CECL Reserve related to outstanding balances on loans held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of September 30, 2025 and December 31, 2024, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.

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
As of September 30, 2025, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2025	2024	Total
1	$—	$—	$—
2	101,031,667	122,720,072	223,751,739
3	—	26,626,988	26,626,988
4	—	—	—
5	—	—	—
Total	$101,031,667	$149,347,060	$250,378,727
5.    INTEREST RECEIVABLE
The following table summarizes the interest receivable balance for the Company as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024

Interest receivable	$1,958,156	$1,118,927
Unused fees receivable	2,429	11,821
PIK receivable	4,202	—
Other fees receivable	2,390	7,813
Total interest receivable	$1,967,177	$1,138,561
6.    DEBT
Revolving Credit Facility
On November 6, 2024, the Company entered into the Loan and Security Agreement (as amended, restated or otherwise modified from time to time, the “Revolving Credit Agreement”) by and among the Company, as borrower, the lenders party thereto, and East West Bank, as administrative agent, joint lead arranger, joint book runner, co-syndication agent and co-documentation agent (“East West Bank”). The Revolving Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) that contains initial aggregate commitments of $50.0 million from one or

Index
more FDIC-insured banking institutions, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement. Subsequently, the Company entered into a series of amendments to the Revolving Credit Facility that, among other things, increased the aggregate commitment from $50.0 million to $140.0 million. Pursuant to the terms of the Revolving Credit Agreement, the amount of total commitments may be increased to up to $200.0 million in aggregate, subject to available borrowing base and lenders’ willingness to provide additional commitments. The Revolving Credit Facility has a maturity date of November 8, 2027.
Interest is payable on the Revolving Credit Facility in cash in arrears at the rate per annum of SOFR plus 2.75%, with a SOFR floor of 2.63%; provided, however, that the interest rate will increase by an additional 0.25% during any Increase Rate Month (as defined in the Revolving Credit Agreement).
The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75.0 thousand agent fee payable to the agent and a 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average revolver usage exceeds the minimum amount required per the Revolving Credit Agreement. During the three and nine months ended September 30, 2025, the Company incurred an unused line fee of approximately $45.6 thousand and $67.5 thousand, respectively. In connection with the Revolving Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $0.5 million, which were included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the Revolving Credit Facility.
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
As of September 30, 2025 and December 31, 2024, outstanding borrowings under the Revolving Credit Facility were $67.2 million and $123.8 million, respectively, and $72.8 million and $1.2 million were available for borrowing as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 7.02% and 7.28%, respectively.
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

Index
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
As of September 30, 2025 and December 31, 2024, outstanding borrowings under the SRTF Credit Facility were zero and $75.0 million, respectively, and $75.0 million and zero were available for borrowing as of September 30, 2025 and December 31, 2024, respectively.

Index
The following tables reflect a summary of interest expense incurred during the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$1,239,879	$—	$1,239,879
Unused fee expense	45,577	—	45,577
Amortization of deferred financing costs	151,642	1,449	153,091
Total interest expense	$1,437,098	$1,449	$1,438,547

	Three months ended September 30, 2024
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$—	$43,197	$43,197
Unused fee expense	—	—	—
Amortization of deferred financing costs	—	—	—
Total interest expense	$—	$43,197	$43,197

	Nine months ended September 30, 2025
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$2,423,157	$40,249	$2,463,406
Unused fee expense	67,490	—	67,490
Amortization of deferred financing costs	322,723	4,299	327,022
Total interest expense	$2,813,370	$44,548	$2,857,918

	Nine months ended September 30, 2024
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$—	$43,197	$43,197
Unused fee expense	—	—	—
Amortization of deferred financing costs	—	—	—
Total interest expense	$—	$43,197	$43,197

Index
7.    COMMITMENTS AND CONTINGENCIES
As of September 30, 2025 and December 31, 2024, the Company had the following commitments to fund various investments:

	As of September 30, 2025	As of December 31, 2024

Total loan commitments	$367,001,605	$190,921,475
Less: drawn commitments	(252,936,245)	(132,556,289)
Total undrawn commitments	$114,065,360	$58,365,186
The Company from time to time may be a party to litigation in the normal course of business. The Company investigates these claims as they arise. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. As of September 30, 2025, the Company was not aware of any legal claims that could materially impact its business, financial condition or results of operations.
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
Preferred Stock
As of September 30, 2025 and December 31, 2024, the Company was authorized to issue up to 10,000 shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”), respectively, of which none have been issued. The Board of Directors has the authority, without action by our shareholders, to issue up to 10,000 shares of Preferred Stock in one or more series or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of Common Stock. There were no shares of Preferred Stock designated or outstanding as of September 30, 2025 and December 31, 2024, respectively.
Common Stock
As of September 30, 2025 and December 31, 2024, the Company was authorized to issue up to 50,000,000 shares of Common Stock, respectively, and issued 13,420,986 and 7,004,676 shares of Common Stock, respectively.
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
Shelf Registration Statement
On August 1, 2025, the Company filed a shelf registration statement on Form S-3 (File No. 333-289188) (the “Shelf Registration Statement”), which was declared effective on August 6, 2025. Under the Shelf Registration Statement, the Company may, from time to time, issue and sell up to $500.0 million of the Company’s common stock, preferred stock,

Index
debt securities, warrants and rights (including as part of a unit) to purchase shares of the Company’s common stock or preferred stock.
At-the-Market Offering Program (“ATM Program”)
On August 13, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) by and among the Company, SUNS Manager and Raymond James & Associates, Inc. (the “Sales Agent”) under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $50.0 million. Under the terms of the Equity Distribution Agreement, the Company has agreed to pay the Sales Agents a commission of up to 2.0% of the gross sales price of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). There were no shares issued under the ATM Program during the three and nine months ended September 30, 2025.
Dividend Reinvestment Plan
On September 3, 2025, the Company established a dividend reinvestment plan (“DRIP”). The DRIP allows shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company’s common stock (which shares, at the Company’s option, are either newly issued directly from the Company or purchased by the plan administrator in the open market). The Company may issue up to 1,000,000 shares of common stock under the DRIP. There were no shares issued under the DRIP during the three and nine months ended September 30, 2025.
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
As of September 30, 2025, there were 131,954 shares of restricted stock granted under the 2024 Plan.
As of September 30, 2025, the maximum number of shares of the Company’s Common Stock that may be delivered pursuant to awards under the 2024 Plan (the “Share Limit”) equaled 1,191,122 shares, of which 1,059,168 shares remained available for future issuance under the 2024 Plan. At the discretion of the Board of Directors, the Company waived the evergreen provision in connection with the Minimum Annual Increase (as defined in the 2024 Plan) under the 2024 Plan for the 2024 fiscal year. In January 2025, the Company completed an offering of the Company’s Common Stock and pursuant to the evergreen provision in the 2024 Plan with respect to the public offerings, the total number of shares reserved for issuance under the 2024 Plan automatically increased by ten percent of the total number of shares of Common Stock sold by the Company in the January 2025 Offering, which equaled 640,000 shares. Shares that are subject to or underlie awards that expire or, for any reason, are cancelled, terminated, forfeited, fail to vest or are not paid or delivered under the 2024 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2024 Plan.
Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Stock-based compensation	$260,307	$160,139	$762,994	$160,139
Restricted Stock
The following table summarizes restricted stock (i) converted upon Spin-Off, (ii) granted, (iii) vested and (iv) forfeited for the Company’s directors and officers and employees of the Manager as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
Converted upon Spin-Off	88,685	88,685
Granted	135,269	115,644
Vested	(48,402)	(805)
Forfeited	(3,315)	—
Balance	172,237	203,524
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity as of and during the nine months ended September 30, 2025:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2024	203,524	$13.16
Granted	19,625	11.78
Vested	(47,597)	13.43
Forfeited	(3,315)	13.04
Balance as of September 30, 2025	172,237	$12.93
There were no shares of restricted stock granted during the three months ended September 30, 2025. During the three months ended September 30, 2024, 36,363 shares of restricted stock were granted with a weighted-average grant date fair

Index
value of $13.75. The total fair value of shares vested during the three months ended September 30, 2025 and 2024, was approximately $141.1 thousand and $11.8 thousand, respectively.
During the nine months ended September 30, 2024, 36,363 shares of restricted stock were granted with a weighted-average grant date fair value of $13.75. During the nine months ended September 30, 2024, 805 shares of restricted stock vested with a weighted-average grant date fair value of $21.64. The total fair value of shares vested during the nine months ended September 30, 2025 and 2024, was approximately $636.6 thousand and $11.8 thousand, respectively.
As of September 30, 2025, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.90 years.
9.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net income	$4,054,959	$1,738,363	$10,512,710	$5,014,451
Dividends paid on unvested restricted stock	(55,606)	—	(196,787)	—
Net income attributable to common shareholders	3,999,353	1,738,363	10,315,923	5,014,451
Divided by:
Basic weighted average shares of common stock outstanding	13,247,030	6,800,500	12,571,091	6,800,500
Weighted average unvested restricted stock	37,056	25,405	24,665	25,405
Diluted weighted average shares of common stock outstanding	13,284,086	6,825,905	12,595,756	6,825,905
Basic earnings per common share	$0.30	$0.26	$0.82	$0.74
Diluted earnings per common share	$0.30	$0.25	$0.82	$0.73
Diluted earnings per common share was computed using the treasury stock method for restricted stock. Diluted earnings per common share excluded 107,684 and 75,622 weighted average unvested restricted stock due to anti-dilutive effect for the three and nine months ended September 30, 2025, respectively, and 33,998 and 33,998 for the three and nine months ended September 30, 2024, respectively.
10.    INCOME TAX
Prior to the Spin-Off, the Company was a wholly-owned subsidiary of AFC and was a disregarded entity for tax purposes. As such, the Company did not file a tax return. The Company’s entire share of taxable income or loss was previously included in the tax return of AFC. The Company was formed on August 28, 2023 and converted from a Delaware limited liability company to a Maryland corporation in February 2024. The Company elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2024. The Company believes that, commencing with such taxable year, the Company has been organized and has operated in such manner as to qualify and maintain its qualification for taxation as a REIT under the U.S. federal income tax laws, and the Company intends to continue to operate in such a manner. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on our continuing to satisfy numerous asset, income, and distribution tests, which in turn depends, in part, on our operating results. The Company elected to be taxed as a REIT as the Company believes that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, and that our method of operation enables us to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for such taxable year and thereafter.
So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on the portion of our taxable income or capital gain that is distributed to shareholders annually. The Company had no income tax provision for the three and nine months ended September 30, 2025 and 2024.

Index
For the three and nine months ended September 30, 2025 and 2024, the Company incurred no expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.
11.    FAIR VALUE
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheets, for which it is practicable to estimate that value.
The following table details the carrying value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim balance sheets as of September 30, 2025:

	As of September 30, 2025
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$5,547,368	$5,547,368
Loans held for investment, net	$250,378,727	$251,304,390
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
Base Management Fees incurred for the three and nine months ended September 30, 2025 were approximately $0.7 million and $1.4 million, respectively. Base Management Fees incurred for the three and nine months ended September 30, 2024 were approximately $0.4 million and $0.4 million, respectively. Refer to the fee waiver below.
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

Index
events pursuant to changes in GAAP and certain non-cash charges, in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the independent directors.
Incentive Fees incurred for the three and nine months ended September 30, 2025 were approximately $0.4 million and $0.4 million, respectively. There were no Incentive Fees incurred for the three and nine months ended September 30, 2024. Refer to the fee waiver below.
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
At the end of the second quarter of 2025, the fee waiver in conjunction with the January 2025 Offering was fully utilized. For the three and nine months ended September 30, 2025, Base Management Fees waived were zero and $0.6 million, respectively, and Incentive Fees waived were zero and $0.5 million, respectively.
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
Until the completion of the Spin-Off, there were no Base Management Fees or Incentive Fees incurred by the Company. The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Affiliate costs
Base management fees	$697,936	$422,238	$1,387,076	$422,238
Incentive fees earned	374,338	—	374,338	—
General and administrative expenses reimbursable to Manager	565,412	482,887	1,710,239	482,887
Professional fees reimbursable to Manager	19,668	9,983	37,562	9,983
Total	$1,657,354	$915,108	$3,509,215	$915,108
Amounts payable to the Manager as of September 30, 2025 and December 31, 2024 were approximately $1.9 million and $1.1 million, respectively.
The Manager is beneficially owned by certain officers as of the date of this Quarterly Report on Form 10-Q: 37%, by Mr. Tannenbaum, the Company’s Executive Chairman, 8% by Mrs. Tannenbaum, the Company’s President, 42% by other

Index
Tannenbaum family members and trusts, 7% by Mr. Sedrish, the Company’s Chief Executive Officer, 2% by Brandon Hetzel, the Company’s Chief Financial Officer, and 1% by Gabriel Katz, the Company’s Chief Legal Officer.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the SUNS Manager or its affiliates, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, SUNS Manager or its affiliates, may from time to time serve as administrative and collateral agents to the lenders under our co-investments. As of September 30, 2025, there were 13 co-invested loans held by the Company and affiliates of the Company.
Unsecured Revolving Credit Facility with Affiliate
The Company entered the Revolving Credit Facility with SRT Finance LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. Refer to Note 6 for more information.
13.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2025 and 2024:

	Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

Regular cash dividend	8/14/2024	9/30/2024	10/15/2024	$0.21	$1,454,333
Regular cash dividend	8/14/2024	12/31/2024	1/15/2025	0.42	2,908,666
2024 Period Subtotal				$0.63	$4,362,999
Regular cash dividend	3/4/2025	3/31/2025	4/15/2025	$0.30	$4,026,448
Regular cash dividend	6/13/2025	6/30/2025	7/15/2025	0.30	4,026,353
Regular cash dividend	9/15/2025	9/30/2025	10/15/2025	0.30	4,026,296
2025 Period Subtotal				$0.90	$12,079,097
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

Index
The CODM uses net income to evaluate income generated from segment assets and in deciding the amount of dividends to be distributed, as well as using net income as a basis for evaluating lender terms for CRE loans with borrowers and sponsors.
Interest income earned on the Company’s portfolio was concentrated with six borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $6.1 million, or 81%, of consolidated interest income during the three months ended September 30, 2025. Interest income earned on the Company’s portfolio was concentrated with four borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $2.9 million, or 91%, of consolidated interest income during the three months ended September 30, 2024.
Interest income earned on the Company’s portfolio was concentrated with six borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $16.0 million, or 83%, of consolidated interest income during the nine months ended September 30, 2025. Interest income earned on the Company’s portfolio was concentrated with two borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $5.3 million, or 73%, of consolidated interest income during the nine months ended September 30, 2024.
15.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim financial statements.
In October 2025, the Company and an affiliated co-investor entered into two separate senior secured mortgage loans with the same commercial real estate developer for an aggregate commitment of $36.6 million, comprised of a $13.4 million industrial senior loan in Doral, Florida (the “Doral Loan”), and a $23.2 million industrial senior loan in West Palm Beach, Florida (the “West Palm Beach Loan” and, together, the “Loans”). The Company (i) committed $9.4 million and funded $8.6 million upon closing to the Doral Loan, while the affiliated co-investor committed $4.0 million and funded $3.7 million and (ii) committed $16.2 million and funded $1.8 million upon closing to the West Palm Beach Loan, while the affiliated co-investor committed $7.0 million and funded $0.8 million. The Loans were issued at a discount of 1.0% and mature in October 2027. The Loans bear interest at a rate of SOFR plus 6.20%, with a rate index floor of 3.75%. Each Loan is secured by a first mortgage, equity pledge, and other customary collateral with regard to the properties. The Loans are not cross collateralized and are separately secured by their respective collateral. The proceeds will be used to finance the development of luxury industrial suites featuring showroom-style layouts, mezzanine lounges, and premium finishes. The West Palm Beach Loan will be used to finance closing costs, construction, and reserves for a new development, while the Doral Loan will be used to refinance existing debt and repatriate equity associated with a comparable project.
In October 2025, the Company and an affiliated co-investor entered into a $45.0 million senior bridge loan to refinance a retail property located in Houston, Texas. The Company committed a total of $30.0 million, and an affiliated co-investor committed the remaining $15.0 million, funding $21.6 million and $10.8 million, respectively, upon closing. The senior bridge loan was issued at a discount of 1.0% and matures in October 2028. The loan bears interest at a rate of SOFR plus 5.75%, with a rate index floor of 3.75%. The senior bridge loan is secured by a first priority deed of trust and related collateral interests pursuant to the terms of the credit agreement and related loan documents. The proceeds of the senior bridge loan will be used to refinance existing debt and fund tenant improvements, leasing costs, reserves, and closing expenses.

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
Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 6, 2025, and in our subsequently filed Quarterly Reports on Form 10-Q, for a further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by applicable law.
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this Form 10-Q, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A. “Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q.
Overview
SUNS is a Maryland corporation that was formed on August 28, 2023, that elected to be treated as a real estate investment trust for U.S. federal income tax purposes and that made its first investment in January 2024. SUNS is an integral part of the platform of affiliated asset managers under the Tannenbaum Capital Group (“TCG”). We are led by a veteran team of commercial real estate investment professionals and our external manager, Sunrise Manager LLC (our “Manager”), which, alongside other TCG platform asset managers pursuing similar or adjacent opportunities, are supported by the marketing, reporting, legal and other non-investment support services provided by the team of professionals within the TCG platform.

Index
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
Developments During the Third Quarter Ended September 30, 2025:
Updates to Our Loan Portfolio During the Third Quarter Ended September 30, 2025
In September 2025, we and affiliated co-investors purchased $60.0 million of a $370.0 million senior first mortgage loan for the construction of a residential property in Miami, Florida. We committed a total of $35.0 million and the affiliates committed the remaining $25.0 million. The senior loan matures in September 2028. At closing, we funded approximately $13.7 million and the affiliates funded approximately $9.8 million. The loan bears interest at a cash rate of SOFR plus 4.75%, with a rate index floor of 3.50%. The senior loan is secured by a first priority lien and security interest in certain real property as described on the loan agreement. The proceeds of the senior loan will be used to, among other things, fund the completion of construction.
In September 2025, our subordinate loan for the residential property in Sarasota, Florida was repaid in full. The loan had an original maturity date of May 2027. The outstanding principal on the date of repayment was approximately $25.5 million.
Dividends Declared Per Share
During the nine months ended September 30, 2025, we declared the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 4, 2025	March 31, 2025	April 15, 2025	$0.30	$4,026,448
June 13, 2025	June 30, 2025	July 15, 2025	0.30	4,026,353
September 15, 2025	September 30, 2025	October 15, 2025	0.30	4,026,296
2025 Period Subtotal			$0.90	$12,079,097

Index
Recent Developments
In October 2025, the Company and an affiliated co-investor entered into two separate senior secured mortgage loans with the same commercial real estate developer for an aggregate commitment of $36.6 million, comprised of a $13.4 million industrial senior loan in Doral, Florida (the “Doral Loan”), and a $23.2 million industrial senior loan in West Palm Beach, Florida (the “West Palm Beach Loan” and, together, the “Loans”). The Company (i) committed $9.4 million and funded $8.6 million upon closing to the Doral Loan, while the affiliated co-investor committed $4.0 million and funded $3.7 million and (ii) committed $16.2 million and funded $1.8 million upon closing to the West Palm Beach Loan, while the affiliated co-investor committed $7.0 million and funded $0.8 million. The Loans were issued at a discount of 1.0% and mature in October 2027. The Loans bear interest at a rate of SOFR plus 6.20%, with a rate index floor of 3.75%. Each Loan is secured by a first mortgage, equity pledge, and other customary collateral with regard to the properties. The Loans are not cross collateralized and are separately secured by their respective collateral. The proceeds will be used to finance the development of luxury industrial suites featuring showroom-style layouts, mezzanine lounges, and premium finishes. The West Palm Beach Loan will be used to finance closing costs, construction, and reserves for a new development, while the Doral Loan will be used to refinance existing debt and repatriate equity associated with a comparable project.
In October 2025, the Company and an affiliated co-investor entered into a $45.0 million senior bridge loan to refinance a retail property located in Houston, Texas. The Company committed a total of $30.0 million, and an affiliated co-investor committed the remaining $15.0 million, funding $21.6 million and $10.8 million, respectively, upon closing. The senior bridge loan was issued at a discount of 1.0% and matures in October 2028. The loan bears interest at a rate of SOFR plus 5.75%, with a rate index floor of 3.75%. The senior bridge loan is secured by a first priority deed of trust and related collateral interests pursuant to the terms of the credit agreement and related loan documents. The proceeds of the senior bridge loan will be used to refinance existing debt and fund tenant improvements, leasing costs, reserves, and closing expenses.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings (as defined below), book value per share and dividends declared per share.
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our Common Stock as of September 30, 2025 and December 31, 2024 was approximately $13.76 and $16.29, respectively.
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

Index
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
The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net income	$4,054,959	$1,738,363	$10,512,710	$5,014,451
Adjustments to net income:
Stock-based compensation expense	260,307	160,139	762,994	160,139
Depreciation and amortization	—	—	—	—
Unrealized (gains) losses, or other non-cash items	—	—	—	—
(Reversal of) provision for current expected credit losses	(193,865)	(47,527)	392,276	24,327
TRS (income) loss	—	—	—	—
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—	—	—
Distributable earnings	$4,121,401	$1,850,975	$11,667,980	$5,198,917
Basic weighted average shares of common stock outstanding	13,247,030	6,800,500	12,571,091	6,800,500
Distributable earnings per basic weighted average share	$0.31	$0.27	$0.93	$0.76
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

Index
Results of Operations for the three and nine months ended September 30, 2025 and 2024
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Interest income	$7,494,713	$3,220,930	$19,205,915	$7,226,812
Interest expense	(1,438,547)	(43,197)	(2,857,918)	(43,197)
Net interest income	6,056,166	3,177,733	16,347,997	7,183,615
Expenses
Management and incentive fees	1,072,274	422,238	1,761,414	422,238
General and administrative expenses	654,253	572,249	2,067,336	593,817
Stock-based compensation	260,307	160,139	762,994	160,139
Professional fees	208,238	332,271	851,267	968,643
Total expenses	2,195,072	1,486,897	5,443,011	2,144,837
Reversal of (provision for) current expected credit losses	193,865	47,527	(392,276)	(24,327)
Net income before income taxes	4,054,959	1,738,363	10,512,710	5,014,451
Income tax expense	—	—	—	—
Net income	$4,054,959	$1,738,363	$10,512,710	$5,014,451
Net income. Our net income allocable to our common shareholders for the three and nine months ended September 30, 2025, was approximately $4.1 million and $10.5 million, or $0.30 and $0.82 per basic common share, respectively, compared to net income allocable to our common shareholders of approximately $1.7 million and $5.0 million, or $0.26 and $0.74 per basic common share for the three and nine months ended September 30, 2024.
Interest income. Interest income increased approximately $4.3 million, or 132.7%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Interest income increased approximately $12.0 million, or 165.8%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was due to the expansion of our portfolio from six loans to thirteen loans as we deploy capital.
Interest expense. Interest expense increased approximately $1.4 million and $2.8 million for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively, due to the lines of credit available in the current period and increase in related borrowings.
Management and incentive fees. Management fees increased approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively. Incentive Fees increased approximately $0.4 million and $0.4 million for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively. In the prior period, the Management Agreement was not in place in the prior period until the completion of the Spin-Off in July 2024, while the current period year-to-date amounts were reduced by the fee waiver in conjunction with the January 2025 Offering during the first and second quarters of 2025. For the three and nine months ended September 30, 2025, Base Management Fees waived were zero and $0.6 million, respectively, and Incentive Fees waived were zero and $0.5 million, respectively.
General and administrative expenses. General and administrative expenses increased $0.1 million and $1.5 million during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. The increase was primarily due to reimbursable shared expenses under the Management Agreement, which did not take effect until the completion of the Spin-Off in July 2024. Reimbursable shared expenses recorded within general and administrative expenses increased approximately $0.1 million and $1.2 million for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively.

Index
Stock-based compensation. Stock-based compensation increased $0.1 million and $0.6 million during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, driven by restricted stock awards granted and restricted stock awards converted as part of the Spin-Off.
Professional fees. Professional fees decreased $(0.1) million and decreased $(0.1) million during the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively. Professional fees included approximately $0.0 million and $0.6 million in Spin-Off costs incurred in the prior periods during the three and nine months ended September 30, 2024, respectively. No Spin-Off costs were incurred during the three and nine months ended September 30, 2025. Other costs within professional fees related to legal, audit, and board of director fees.
Provision for Current Expected Credit Losses
The provision for current expected credit losses decreased $(0.1) million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The provision for current expected credit losses increased $0.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The CECL Reserve balance as of September 30, 2025 was approximately $0.4 million, or 0.17%, of our total loans held at carrying value of approximately $250.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of $0.1 million and (ii) a liability for unfunded commitments of approximately $0.3 million. The CECL Reserve balance as of September 30, 2024 was approximately $24.3 thousand, or 0.03%, of our total loans held at carrying value balance of approximately $96.4 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of zero and (ii) a liability for unfunded commitments of approximately $24.3 thousand. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.
Loan Portfolio
The table below summarizes our total loan portfolio as of September 30, 2025, unless otherwise specified.

Loan Type	Location		Original Funding Date	Loan Maturity	Current Commitments as of 9/30/2025	% of Total SUNS	Principal Balance as of 9/30/2025	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM(1)
Senior mortgage loans:
Residential	Austin, TX		7/3/2024	7/3/2027	$14,087,288	3.8%	$14,087,288	9.0%	N/A	Floating	No	11%
Hospitality	San Antonio, TX		7/31/2024	8/9/2027	27,300,000	7.4%	26,793,821	10.9%	N/A	Floating	No	12%
Residential	PBG, FL	(2)	8/5/2024	9/1/2027	31,875,000	8.7%	30,796,027	12.4%	N/A	Floating	No	14%
Residential	PBG, FL	(2)	8/5/2024	9/1/2027	28,125,000	7.7%	26,227,753	10.4%	N/A	Floating	No	12%
Residential	Fort Lauderdale, FL	(3)	11/1/2024	12/30/2026	30,000,000	8.2%	10,596,917	11.5%	N/A	Floating	No	15%
Hospitality	Austin, TX		12/12/2024	12/11/2027	32,000,000	8.7%	31,662,242	9.6%	N/A	Floating	No	12%
Residential	Aventura, FL		1/27/2025	1/27/2027	30,750,872	8.4%	30,133,251	9.1%	N/A	Floating	No	11%
Net Leased Tenant	New Orleans, LA	(3)	1/30/2025	1/30/2028	44,000,000	12.0%	4,509,227	10.1%	N/A	Floating	No	10%
Residential	Dallas, TX		3/14/2025	3/14/2028	46,500,000	12.7%	44,690,992	7.8%	N/A	Floating	No	8%
Residential	Park City, UT		6/11/2025	8/1/2027	9,250,000	2.5%	2,017,729	11.3%	N/A	Floating	No	13%
Residential	Miami, FL		9/26/2025	9/25/2028	35,000,000	9.6%	13,716,216	8.9%	N/A	Floating	No	10%
Subordinate debt:
Residential	Miami, FL		11/15/2024	11/15/2027	13,000,000	3.5%	10,552,110	13.3%	N/A	Fixed	No	15%
Residential	Miami, FL		3/21/2025	12/13/2028	25,113,445	6.8%	7,203,530	13.6%	1.0%	Floating	No	15%
				Subtotal(4)	$367,001,605	100.0%	$252,987,103	10.1%	0.0%			12%
												Wtd Average
(1)Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan.
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions

Index
pursuant to which certain interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of September 30, 2025 applied through maturity. Actual results could differ from those estimates and assumptions.
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
Loans Held for Investment at Carrying Value
As of September 30, 2025 and December 31, 2024, our portfolio included thirteen and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $367.0 million and $190.9 million, respectively, and outstanding principal was approximately $253.0 million and $132.6 million, respectively, as of September 30, 2025 and December 31, 2024. During the nine months ended September 30, 2025, we funded approximately $163.1 million of new loans and additional principal on existing loans and had approximately $42.7 million of principal repayments of loans held at carrying value. As of September 30, 2025 and December 31, 2024, approximately 96% and 79%, respectively, of our loans held at carrying value had floating interest rates. As of September 30, 2025, these floating benchmark rates included one-month SOFR quoted at 4.1% and subject to a weighted average floor of 4.1% and U.S. prime rate subject to a weighted average floor of 8.0% and quoted at 7.25% based on outstanding principal.
The following tables summarize our loans held at carrying value as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$235,231,463	$(2,566,848)	$232,664,615	2.0
Subordinate debt	17,755,640	(41,528)	17,714,112	2.6
Total loans held at carrying value	$252,987,103	$(2,608,376)	$250,378,727	2.0

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$109,300,553	$(1,495,512)	$107,805,041	2.6
Subordinate debt	23,255,736	(327,147)	22,928,589	2.4
Total loans held at carrying value	$132,556,289	$(1,822,659)	$130,733,630	2.6
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID or premium and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of September 30, 2025 and December 31, 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.

Index
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2025:

	Principal	Original Issue (Discount) Premium	Carrying Value

Total loans held at carrying value at December 31, 2024	$132,556,289	$(1,822,659)	$130,733,630
New fundings	150,158,657	(1,903,577)	148,255,080
Interest drawn on loans	12,944,697	—	12,944,697
Accretion of original issue discount and premium, net	—	1,117,860	1,117,860
Loan repayments	(42,696,558)	—	(42,696,558)
PIK interest	24,018	—	24,018
Total loans held at carrying value at September 30, 2025	$252,987,103	$(2,608,376)	$250,378,727
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
As of September 30, 2025 and December 31, 2024, all of our cash was unrestricted and totaled approximately $5.5 million and $184.6 million, respectively.

Index
As of September 30, 2025, we believe that our cash on hand, capacity available under the Revolving Credit Facility, SRTF Credit Facility and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
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
Our registration statement on Form S-3 (File No. 333-289188) (the “Shelf Registration Statement”) became effective on August 6, 2025, allowing us to issue and sell, from time to time in one or more offerings, up to $500.0 million of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our at-the-market offering program (the “ATM Program”), which was established in August 2025, pursuant to which we may offer and sell, from time to time, up to $50.0 million of our common stock. During the three and nine months ended September 30, 2025, we did not sell any shares of our common stock under the ATM Program.
On September 3, 2025, the Company also established a dividend reinvestment plan (the “DRIP”). The DRIP allows shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company’s common stock (which shares, at the Company’s option, are either newly issued directly from the Company or purchased by the plan administrator in the open market). A total of 1,000,000 shares of common stock has been registered for issuance under the DRIP. There were no shares issued under the DRIP during the three and nine months ended September 30, 2025.
We intend to raise future equity capital and issue debt securities in order to fund our future investments in loans.
Revolving Credit Facility
On November 6, 2024, we entered into the Revolving Credit Facility, which contained an initial aggregate commitment of $50.0 million, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement). Subsequently, we entered into a series of amendments to the Revolving Credit Facility that, among other things, increased the aggregate commitment from $50.0 million to $140.0 million. The amount of total commitments under the Revolving Credit Facility may be increased to up to $200.0 million in aggregate, subject to available borrowing base and lenders’ commitment to provide additional commitments.
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
As of September 30, 2025, we had $67.2 million outstanding borrowings under the Revolving Credit Facility and $72.8 million availability under our Revolving Credit Agreement, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement).

Index
To the best of our knowledge, as of September 30, 2025, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
SRTF Credit Facility
On December 9, 2024, we entered into the SRTF Credit Facility, which provides for an unsecured revolving credit facility with a $75.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the SRTF Credit Agreement.
As of September 30, 2025, we had no outstanding borrowings under the SRTF Credit Facility and $75.0 million availability under our SRTF Credit Agreement.
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
Debt Service
As of September 30, 2025, we believe that our cash on hand, capacity available under our Revolving Credit Facility and SRTF Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(1,893,601)	$2,685,307
Net cash (used in) provided by investing activities	(105,558,522)	(93,862,907)
Net cash (used in) provided by financing activities	(71,627,279)	130,104,097
Change in cash and cash equivalents	$(179,079,402)	$38,926,497
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2025 was approximately $(1.9) million, compared to net cash provided by operating activities of approximately $2.7 million for the nine months ended September 30, 2024. The decrease of approximately $(4.6) million period over period was primarily due to an increase in interest income paid from interest drawn on loans and related incoming cash payments from our borrowers due to the expansion of our portfolio.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2025 was approximately $(105.6) million, compared to $(93.9) for the nine months ended September 30, 2024. The decrease of approximately $(11.7) million was primarily due to an increase in issuance and fundings on loans of approximately $(29.5) million, offset by an increase in principal repayments of loans of approximately $17.8 million.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2025 was approximately $(71.6) million, compared to net cash provided by financing activities of $130.1 million for the nine months ended September 30, 2024. The increase of approximately $(201.7) million was primarily due to an increase of $(269.9) million in repayments on the revolving credit facilities and decrease in net transfers and distributions from our Former Parent of approximately $(80.1)

Index
million, partially offset by an increase of $88.2 million in borrowings on the revolving credit facilities and an increase of $72.6 million from offering proceeds relating to the January 2025 Offering.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of September 30, 2025 are as follows:

	As of September 30, 2025
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$—	$96,104,586	$17,960,774	$—	$114,065,360
Total	$—	$96,104,586	$17,960,774	$—	$114,065,360
As of September 30, 2025, all unfunded commitments were related to our total loan commitments and were available for funding in less than four years.
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
Dividends
We elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2024, and, as such, intend to annually distribute to our shareholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid and excluding our net capital gain. If we distribute less than 100% of our REIT taxable income in any tax year (taking into account any distributions made in a subsequent tax year under Sections 857(b)(9) or 858 of the Code), we will pay tax at regular corporate rates on that undistributed portion. Furthermore, if we distribute less than the sum of (i) 85% of our ordinary income for the calendar year, (ii) 95% of our capital gain net income for the calendar year and (iii) any undistributed shortfall from our prior calendar year (the “Required Distribution”) to our shareholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then we are required to pay non-deductible excise tax equal to 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our shareholders. The 90% distribution requirement does not require the distribution of net capital gains. However, if we elect to retain any of our net capital gain for any tax year, we must notify our shareholders and pay tax at regular corporate rates on the retained net capital gain. The shareholders must include their proportionate share of the retained net capital gain in their taxable income for the tax year, and they are deemed to have paid the REIT’s tax on their proportionate share of the retained capital gain. Furthermore, such retained capital gain may be subject to the nondeductible 4% excise tax. If we determine that our estimated current year taxable income (including net capital gain) will be in excess of estimated dividend distributions (including capital gains dividends) for the current year from such income, we will accrue excise tax on a portion of the estimated excess taxable income as such taxable income is earned.
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

Index
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
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheets. As of September 30, 2025 and December 31, 2024, none of our loans held for investment were carried at fair value.
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

Index
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of September 30, 2025, we had 12 floating-rate loans, representing approximately 96% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR quoted at 4.1% and subject to a weighted average floor of 4.1% and U.S. prime rate subject to a weighted average floor of 8.0% and quoted at 7.25% based on outstanding principal. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $2.4 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $(0.1) million due to the effects of the benchmark floor.
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

Index
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
Our loan portfolio as of September 30, 2025 was concentrated with the top three borrowers representing approximately 42.0% of the aggregate outstanding principal balances and approximately 41.0% of the total loan commitments. We made our first investment in January 2024 and expect to continue to diversify our loan portfolio as loans in our pipeline are evaluated and are originated through the deployment of our capital.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2025, we were not subject to any material pending legal proceedings to which we are a party or any of our assets are subject.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report for the fiscal year ended December 31, 2024 and as disclosed in Item 1A. “Risk Factors” in subsequently filed Quarterly Reports on Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2025, we did not repurchase any shares of our Common Stock.
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

10.1
Equity Distribution Agreement, dated August 13, 2025, by and among the Company, the Manager and Raymond James & Associates, Inc. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on August 13, 2025 and incorporated herein by reference).

10.14*
Amendment Number Six to Loan and Security Agreement, dated as of November 7, 2025, among Sunrise Realty Trust, Inc. and Sunrise Realty Trust Holdings I LLC, as borrowers, East West Bank, as administrative agent, sole book runner, co-syndication agent and co-documentation agent, East West Bank, City National Bank of Florida and EverBank, N.A., as joint lead arrangers, and the lenders party thereto.

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

Date: November 13, 2025
SUNRISE REALTY TRUST, INC.

	By:	/s/ Brian Sedrish
Brian Sedrish
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)