Form 10-K
period 2025-12-31
Sunrise Realty Trust, Inc.
filed 2026-03-12
CIK 2012706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The approximate aggregate market value of 9,953,968 shares of voting common stock held by non-affiliates of the registrant, as of June 30, 2025, was $105,512,061, based upon the last sale price reported on the Nasdaq Stock Market. The determination of affiliate status is solely for the purpose of this report and shall not be construed as an admission for the purposes of determining affiliate status.

Class	Outstanding at February 27, 2026
Common stock, $0.01 par value per share	13,519,655
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2026) are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”), filed by Sunrise Realty Trust, Inc. (the “Company,” “SUNS,” “we,” “us,” and “our”), and the information incorporated by reference herein, or made in other reports, filings with the SEC, and press releases contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. These forward-looking statements are based on our current intent, belief, expectations and views of future events. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “can,” “continuing,” “may,” “might,” “aim,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “should,” “seeks,” “likely to” or words or phrases of similar meaning. Specifically, this Annual Report includes forward-looking statements regarding (i) our portfolio and strategies for the growth of our commercial real estate lending business; (ii) our working capital, liquidity and capital requirements; (iii) potential state and federal legislative and regulatory matters; (iv) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; (v) the amount, collectability and timing of cash flows, if any, from our loans; (vi) our expected ranges of originations and repayments; (vii) estimates relating to our ability to make distributions to our shareholders in the future; and (viii) our investment strategy.
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
•the impact of a changing interest rate and inflation environment on our results of operations, cash flows and the market value of our loans;
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

PART I
Item 1.    Business
The following description of the business of Sunrise Realty Trust, Inc. should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025.
Unless the context otherwise requires, the terms “Company,” “SUNS,” “we,” “us,” or “our” refers to Sunrise Realty Trust, Inc.
Overview
SUNS is a Maryland corporation that was formed on August 28, 2023, that elected to be treated as a real estate investment trust for U.S. federal income tax purposes for its taxable year ended December 31, 2024, and made its first investment in January 2024. SUNS is an integral part of the platform of affiliated asset managers under the Tannenbaum Capital Group (“TCG”). We are led by a veteran team of commercial real estate investment professionals and our external manager, Sunrise Manager LLC (our “Manager”), which, alongside other TCG platform asset managers pursuing similar or adjacent opportunities, are supported by the marketing, reporting, legal and other non-investment support services provided by the team of professionals within the TCG platform. Our and our Manager’s relationship with TCG provide us with investment opportunities through a robust relationship network of commercial real estate owners, operators and related businesses as well as significant back-office personnel to assist in management of loans.
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
Spin-Off
In July 2024, we separated from Advanced Flower Capital Inc. (“AFC”) through a spin-off transaction (the “Spin-Off”). The separation was effected by the transfer of AFC’s commercial real estate portfolio from AFC to us, and the distribution of all of the outstanding shares of our common stock to all of AFC’s stockholders of record (the “Distribution”) as of the close of business on July 8, 2024 (the “Record Date”). As a result of the Spin-Off, we are now an independent, public company trading under the symbol “SUNS” on The Nasdaq Stock Market (“Nasdaq”).
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
Southern U.S.
Our investments are primarily concentrated in those states/districts that SUNS considers to be part of the Southern U.S. Those states/districts include AL, AR, AZ, DE, FL, GA, KY, LA, MD, MS, NC, NM, NV, OK, SC, TN, TX, UT, VA, WV and D.C. Within its targeted geographic region, we expect that the following states, which are and are expected to continue exhibiting above average population and employment growth, will represent a greater share of the overall geographic exposure: AZ, FL, GA, NC, NV, SC, TN and TX.
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
Our Loan Origination Pipeline
As of February 27, 2026, we had a potentially actionable pipeline through the TCG Real Estate platform of approximately $0.7 billion of commercial real estate deal commitments under review by our Manager and its affiliates, including one signed, non-binding term sheet totaling approximately $35 million of commitments, of which we expect to be allocated a portion. On the whole, our Manager and its affiliates have sourced a pool of approximately $81.1 billion CRE deals. We are in various stages of our evaluation process with respect to these loans. We identify appropriate loans from our origination pipeline based on investment criteria factors such as, among other things, the prospective borrower’s track record and expertise, loan size, proposed sources and uses and market and location, at which point we may issue an indication of interest or non-binding term sheet and, if mutually agreeable, enter into a non-binding term sheet with the prospective borrower.
We are currently completing our underwriting process and negotiating definitive loan documents for each of the potential loan investments related to our active non-binding term sheets. The potential loans remain subject to satisfactory completion of our underwriting and due diligence processes, definitive documentation and final approval by members of the investment committee of our Manager (the “Investment Committee”), as applicable. As a result, there can be no assurance that we will move forward with any of these potential investments. We intend to fund these potential loans using cash and unused borrowing capacity under our senior secured revolving credit facility (the “Revolving Credit Facility”), obtained under the Loan and Security Agreement, dated as of November 6, 2024, by and among the Company and certain of its subsidiaries, as borrowers, the lenders party thereto, and East West Bank, as Agent, Joint Lead Arranger, Joint Book Runner, Co-Syndication Agent and Co-Documentation Agent (as amended, restated, or otherwise modified from time to time, the “Revolving Credit Agreement”), our unsecured revolving credit facility (as amended, restated, or otherwise modified from time to time, the “SRTF Credit Facility”), dated as of December 9, 2024, by and among the Company, as borrower, the lenders party thereto from time to time, and SRT Finance LLC, as agent and lender (the “SRTF Credit Agreement”), obtained under the Loan and Security Agreement, net proceeds of future debt or equity offerings, including in connection with our at-the-market offering program (the “ATM Program”), and/or, depending upon the timing of closing, net proceeds from loan repayments.

Market Opportunity
We plan to capitalize on developments in CRE credit markets where non-bank lenders have provided an increasing share of CRE financings as a result of the reduction in available CRE credit across the U.S. We believe this shift is caused by two recent changes: (1) substantially lower amounts of bank capital being made available for transitional real estate assets due to tighter lending parameters, regulatory requirements and portfolio issues; and (2) dislocations and declining liquidity caused by the rapid rise in interest rates that began in March 2022. While the Federal Reserve made three rate cuts in each of 2024 and 2025, there is uncertainty as to the timing and extent of future rate cuts in light of ongoing inflationary challenges and generally resilient macroeconomic data. We believe that this represents a paradigm shift relative to the low interest rate environment observed over the past ten years, which was characterized by an abundance of cheap capital. We believe that non-bank lenders can take advantage of banks’ recent retrenchment and lack of capital, as well as the current interest rate environment, to generate higher returns with lower leverage levels. Additionally, we are not burdened by the same regulatory hurdles facing traditional lenders, which we believe will better allow us to structure attractive credit positions without taking undue risk or excessive leverage.
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
•Unique Market Opportunity: Legacy portfolio issues have caused banks and other traditional CRE lenders to retrench from CRE, and elevated interest rates have drained liquidity from the CRE capital markets. $2.0 trillion of looming CRE maturities by 2027 will have to be addressed, and capital providers with liquidity and speed of execution will be better positioned to take advantage of this market dislocation. In addition, we believe that there is a supply-demand imbalance in the Southern U.S. for CRE. COVID-19 sped up migration inflows to the Southern U.S. as market dislocations simultaneously began to halt new supply, worsening any supply-demand imbalance further. We anticipate that this supply lag will persist for the foreseeable future.
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
Our Manager and Our Management Agreement
Our Manager
We are currently externally managed and advised by Sunrise Manager LLC, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). As of the date of this Annual Report on Form 10-K, our Manager was beneficially owned approximately 37% by Leonard M. Tannenbaum, our Executive Chairman, 8% by Robyn Tannenbaum, our President, 42% by other Tannenbaum family members and trusts, 7% by Mr. Sedrish, our Chief Executive Officer, 2% by Brandon Hetzel, our Chief Financial Officer, and 1% by Gabriel Katz, our Chief Legal Officer. Each of our officers is an employee of our Manager and/or its affiliates, and certain of our officers are members of our Manager’s Investment Committee.
Our Manager has entered into the Administrative Services Agreement with TCG Services, which sets forth the terms on which TCG Services provides certain administrative services, including providing personnel, office facilities, information technology and other equipment and legal, accounting, human resources, clerical, bookkeeping and record keeping services at such facilities and other services that are necessary or useful for us. TCG Services is an affiliate of our Manager and Mr. Tannenbaum, and Mrs. Tannenbaum. Our Manager has also entered into a Services Agreement with SRT Group, an affiliate of the Manager, Mr. Tannenbaum, Mrs. Tannenbaum, Mr. Sedrish, Mr. Hetzel and Mr. Katz, that sets forth the terms on which SRT Group provides investment personnel to us.
As of the date of this Annual Report on Form 10-K, our Manager, through the Administrative Services Agreement with TCG Services and the Services Agreement with SRT Group, has access to the services of over 35 professionals, including seven investment professionals. The investment personnel provided by our Manager and the investment committee members of our Manager have over 70 years of combined investment management experience and are a valuable resource to us.
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
Co-Investments
Certain investment opportunities in loans, which may be suitable for us, may also be suitable for other accounts, private funds, pooled investment vehicles or other entities managed or advised, directly or indirectly, by our Manager or any of their or our respective affiliates or entities in which any such person is an executive and, subject to compliance with the Manager COI Policy (as defined below) and our code of business conduct and ethics, our Manager may allocate such loans and participate in such loans as our Manager deems reasonable under the circumstances in good faith with the Allocation Policy (as discussed below).
We, alongside the Manager and certain of its affiliates, are party to a co-investment exemptive relief order issued by the SEC on March 11, 2026 (the "Co-Investment Exemptive Order”), that permits us to co-invest in certain investments alongside affiliated investment vehicles, subject to the conditions of the Co-Investment Exemptive Order and the Manager’s allocation policies and procedures. The Co-Investment Exemptive Order establishes a framework designed to ensure that investment opportunities are allocated in a manner the Manager believes to be fair and equitable over time consistent with our investment strategy.
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
For the year ended December 31, 2025, Base Management Fees waived were $0.6 million and Incentive Fees waived were $0.5 million.

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
Quarterly in arrears in cash.

Expense Reimbursement
We pay all of our costs and expenses and reimburse our Manager or its affiliates for expenses of our Manager and its affiliates paid or incurred on our behalf, excepting only those expenses that are specifically the responsibility of our Manager pursuant to our Management Agreement. Pursuant to our Management Agreement, we reimburse our Manager or its affiliates, as applicable, for our fair and equitable allocable share of the compensation, including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) subject to review by the Compensation Committee of our Board, our Manager’s personnel serving as our Chief Executive Officer (except when the Chief Executive Officer serves as a member of the Investment Committee prior to the consummation of an internalization transaction of our Manager by us), General Counsel, Chief Compliance Officer, Chief Financial Officer, Chief Marketing Officer, Managing Director and any of our other officers, based on the percentage of his or her time spent devoted to our affairs and (ii) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing our affairs, with the allocable share of the compensation of such personnel described in this clause (ii) being as reasonably determined by our Manager to appropriately reflect the amount of time spent devoted by such personnel to our affairs. The service by any personnel of our Manager and its affiliates as a member of the Investment Committee will not, by itself, be dispositive in the determination as to whether such personnel is deemed “investment personnel” of our Manager and its affiliates for purposes of expense reimbursement. For the years ended December 31, 2025 and 2024, our Manager did not seek reimbursement for our allocable share of Mr. Tannenbaum’s compensation, but did seek reimbursement for our allocable share of Mrs. Tannenbaum’s compensation.
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
Investment Company Act
We have not been and are not currently required to be registered under the Investment Company Act pursuant to Section 3(c)(5)(C) (the “Section 3(c)(5)(C) Exemption”) of the Investment Company Act.
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
We rely on the Section 3(c)(5)(C) Exemption, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of an entity’s portfolio must be comprised of qualifying assets and at least another 25% of the portfolio must be comprised of additional qualifying assets or real estate-related assets under the Investment Company Act (and no more than 20% comprised of non-qualifying or non-real estate assets). “Qualifying assets” for this purpose include, for example, certain mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as interpreted by the SEC staff in various no-action letters and other SEC interpretive guidance. We believe we qualify for the exemption under this section and our current intention is to continue to focus on originating and investing in loans collateralized by real estate so that at least 55% of our assets are “qualifying assets,” at least 80% of our assets are a combination of qualifying assets and real estate-related assets, and no more than 20% of our assets are non-qualifying or non-real estate assets. However, if, in the future, we do acquire assets that do not meet this test, we may be required to register as an investment company under the Investment Company Act, which could have a material adverse effect on us.
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
•Cybersecurity risks may cause a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, which could negatively impact our business.
•We may utilize artificial intelligence, which exposes us to liability and affects our business.
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
We invest in loans which fund the construction of commercial properties. As of December 31, 2025, approximately 44% of the aggregate outstanding principal amount of our portfolio of loans fund the construction of commercial properties. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower’s claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. The occurrence of such events may have a negative impact on our results of operations. Other loan types may also include unfunded future obligations that could present similar risks.
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
We were formed on August 28, 2023, began operations in January 2024, and have limited operating history. As of December 31, 2025, our portfolio consisted of loans to fifteen different borrowers (such portfolio, our “Existing Portfolio”). We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. We cannot assure you that we will be able to operate our business successfully or profitably or implement our operating policies. Our ability to provide attractive returns to our shareholders is dependent on our ability both to generate sufficient cash flow to pay our investors attractive distributions and to achieve capital appreciation, and we cannot assure you that we will be able to do either. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make or sustain distributions to shareholders. Our limited resources may also materially and adversely impact our ability to successfully implement our business plan. The results of our operations and the implementation of our business plan depend on several factors, including the availability of opportunities to make loans, the availability of adequate equity and debt financing, the performance of the commercial real estate sector, conditions in the financial markets and economic conditions.
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
We, as well as our borrowers, are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. In an effort to combat rising inflation levels, the Federal Reserve steadily began increasing the target federal funds rate in the first quarter of 2022 and continued to do so in 2023. While the Federal Reserve made three rate cuts in each of 2024 and 2025, there is uncertainty as to the timing and extent of future rate cuts in light of ongoing inflationary challenges and generally resilient macroeconomic data. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on the demand for debt capital. Changes in fiscal and monetary policies are beyond our control, are difficult to predict and could materially adversely affect us and our borrowers.
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
Recent concerns about the real estate market, elevated interest rates, tariffs, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward. We cannot predict the degree to which economic conditions generally, and the conditions for CRE debt investing in particular, will improve or decline. Declines in the performance of relevant regional and global economies or in the CRE debt market could have a material adverse effect on us.
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

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including as a result of the current U.S. presidential administration, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, uncertainty regarding government agency closures, prolonged government shutdowns and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. Further, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, the potential trade war with China, relations between Russia and Ukraine and the conflict between Israel and Hamas and Israel and Hezbollah could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.
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
We intend to conduct our operations so that we will be exempt from the provisions of the Investment Company Act pursuant to an exemption contained in 3(c)(5)(C) thereunder. The Investment Company Act provides certain protection to investors and imposes certain restrictions on registered investment companies (including, for example, limitations on the ability of registered investment companies to incur leverage), none of which will be applicable to us.
The exemption contained in 3(c)(5)(C) is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of an entity’s portfolio must be comprised of qualifying assets and at least another 25% of the portfolio must be comprised of additional qualifying assets or real estate-related assets under the Investment Company Act (and no more than 20% comprised of non-qualifying or non-real estate assets). “Qualifying assets” for this purpose include, for example, certain mortgage loans, certain B-Notes and certain mezzanine loans that satisfy various conditions as interpreted by the SEC staff in various no-action letters and other SEC interpretive guidance). Investments that do not satisfy the “qualifying asset” conditions set forth in the relevant SEC staff no-action letters and other guidance, may be classified as real estate-related or non-real estate-related assets, depending upon applicable SEC guidance, if any. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments, preferred equity and the equity securities of other entities may not constitute qualifying assets and therefore our investments in these types of assets may be limited.
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
As a consequence of seeking to maintain an exemption from registration under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments. In particular, a change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy. Thus, maintaining our exemption from registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.
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

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager include:
Manager’s advisory activities. Our Manager and its affiliates may sponsor or manage other investment vehicles that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. Currently, an affiliate of our Manager sponsors and manages SRT, a private vehicle which is a part of the TCG platform and that elected to be treated as a REIT, with an investment strategy to provide capital solutions, including loans, to CRE markets in the Southern U.S., similar to SUNS. Consequently, we, on the one hand, and these other investment vehicles, including SRT, on the other hand, may from time to time pursue the same or similar loan opportunities. To the extent such other investment vehicles seek to acquire the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Manager or its affiliates may also give advice to such other investment vehicles that may differ from the advice given to us even though their investment objectives may be the same or similar to ours. In addition to being led by Brian Sedrish, our Chief Executive Officer, SRT is managed by SRT Group, an affiliate of Mr. and Mrs. Tannenbaum, Mr. Sedrish, Mr. Hetzel and Mr. Katz. Additionally, our Investment Committee and the investment committee of SRT both currently include Mr. Tannenbaum and Mr. Sedrish. As a result, we and our Manager must dedicate a high level of attention to minimizing potential conflicts and other potential issues with respect to the selection of our investments. As described below, we have developed a robust allocation policy designed to address these potential issues.
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
We, alongside the Manager and certain of its affiliates, are party to a Co-Investment Exemptive Relief order issued by the SEC that permits us to co-invest alongside certain affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates, subject to certain terms and conditions.
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
Affiliated Title Agency Services. From time to time, the Company may engage Diamond Foundation Title LLC (“Diamond Foundation”), a title agent company in which certain directors and officers of the Company and its affiliates hold a minority ownership, may act as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments made by us, or their affiliates and related parties, and third parties. Diamond Foundation primarily focuses on transactions in rate-regulated states where the cost of tile insurance is non-negotiable. Diamond Foundation will not perform services in non-regulated states for us, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a borrower or other third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. Diamond Foundation earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. The affiliates may receive distributions from Diamond Foundation in connection with investments made by us based on its equity interest in Diamond Foundation. In certain cases, there may be a related expense offset to us. The Company has not incurred any expense and any income Diamond Foundation has received from borrowers under loans held by the Company was de minimis.
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
The maximum U.S. federal income tax rate for certain qualified dividends payable to individual U.S. Holders is 20%. Dividends payable by REITs, however, are generally not qualified dividends and therefore are not eligible for taxation at the reduced rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary or to income from a prior year that was retained by us and subject to corporate tax, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our equity. However, U.S. Holders who are individuals, estates or trusts may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to qualified dividend income received by us, if any), which temporarily reduces the effective tax rate on these dividends to a maximum federal income tax rate of 29.6% for those years. If we fail to qualify as a REIT, such dividends will no longer be ordinary REIT dividends and shareholders may not claim this deduction with respect to dividends paid by us. Shareholders are urged to consult tax advisers regarding the effect of this change on the effective tax rate with respect to REIT dividends.
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
Our Executive Chairman, Leonard M. Tannenbaum, beneficially owns approximately 27.1% of our common stock through direct ownership and indirectly through family office foundations and trusts as of the date of this Annual Report on Form 10-K. Mr. Tannenbaum, Mrs. Tannenbaum, and other Tannenbaum family members and trusts also own 37%, 8% and 42% of the outstanding equity of our Manager as of December 31, 2025, respectively.
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
We may utilize artificial intelligence, which exposes us to liability and affects our business.
We use, or may in the future use, artificial intelligence, generative artificial intelligence, machine learning and similar tools and technologies (collectively, “AI”) in connection with our business. The use of AI is still a relatively new and emerging technology, and the introduction and incorporation of AI may expose us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, AI algorithms and machine learning methods may contain flaws, raising ethical and legal concerns, such as unintentional bias in credit decisions. Additionally, the complexity and fast-paced evolution of AI present significant challenges, especially as we compete with other companies in this space. We may not always succeed in identifying or resolving problems before they emerge. AI-related challenges, including potential government regulations, flaws, or other deficiencies, could further complicate our efforts and adversely affect our business.
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
Governance
The Company’s Audit and Valuation Committee oversees the Company’s cybersecurity risk management process. The Audit and Valuation Committee has adopted a charter which provides that the Audit and Valuation Committee must periodically review and discuss with the Company’s management team the Company’s guidelines and policies with respect to risk assessment and risk management of cybersecurity and other risk exposures relevant to the Company’s computerized information system controls and security. The Audit and Valuation Committee may receive additional training in cybersecurity and data privacy matters to enable its oversight of such risks. The Audit and Valuation Committee will report to the Board on the substance of such reviews and discussions and, as necessary, recommend to the Board such actions as the Audit and Valuation Committee deems appropriate.
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
Item 3.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of December 31, 2025, we were not subject to any material legal proceedings.
Item 4.     Mine Safety Disclosures
Not applicable.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed for trading on the Nasdaq Stock Market under the symbol “SUNS.” On February 27, 2026, the closing price of our common stock, as reported on the Nasdaq, was $9.37 per share. There were 66 holders of record of our common stock as of February 27, 2026. This number does not include beneficial owners who hold shares of our common stock in street name. However, because many of our common shares are held by brokers and other institutions, we believe that there are many more beneficial holders of our common shares than record holders.
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
Equity Compensation Plan Information
See Note 8 to our consolidated financial statements for the year ended December 31, 2025 included in this Annual Report for information regarding our 2024 Plan.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2025, we did not repurchase any shares of our Common Stock.
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

Business Overview
SUNS is a Maryland corporation that was formed on August 28, 2023 and that made its first investment in January 2024. We are a real estate focused debt fund, actively pursuing opportunities to finance transitional commercial real estate projects located across the Southern U.S. We are an integral part of the platform of affiliated asset managers under TCG.
In July 2024, we separated from Advanced Flower Capital Inc. (“AFC”) through a spin-off transaction (the “Spin-Off”). The separation was effected by the transfer of AFC’s commercial real estate portfolio to us and the distribution of all of the outstanding shares of our common stock to all of AFC’s stockholders of record as of the close of business on July 8, 2024. As a result of the Spin-Off, we are now an independent, public company trading under the symbol “SUNS” on Nasdaq.
Our focus is on originating and investing in secured CRE loans and providing capital to high-quality borrowers and sponsors with transitional business plans collateralized by CRE assets with opportunities for near-term value creation, as well as recapitalization opportunities. We intend to further diversify our investment portfolio, targeting investments in senior mortgage loans, mezzanine loans, B-notes, CMBS and debt-like preferred equity securities across CRE asset classes. We intend for our investment mix to include loans secured by high quality residential (including multi-family, condominiums and single-family residential communities), retail, office, hospitality, industrial, mixed-use and specialty-use real estate.
We are an externally managed Maryland corporation and elected to be taxed as a REIT under Section 856 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2024. We believe our organization and current and proposed method of operation will enable us to qualify as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on our continuing to satisfy numerous asset, income, distribution and other tests, which in turn depends, in part, on our operating results and ability to obtain financing. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.
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
Developments During the Year Ended December 31, 2025:
Updates to Our Loan Portfolio During the Year Ended December 31, 2025
In January 2025, our senior loan for a mixed-use property in Houston, Texas was repaid in full. The outstanding principal on the date of repayment was approximately $0.2 million. We received and recognized approximately $23.5 thousand relating to the repayment premium.
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
In March 2025, we entered into an assignment and assumption agreement with an affiliated co-lender owned by Mr. Tannenbaum, our Executive Chairman, pursuant to which we purchased $10.6 million of the senior term loan and $9.4 million of the home construction revolver on a property in Palm Beach Gardens, FL, with $9.9 million and $7.4 million currently funded under such loans, respectively. The loans were purchased at par less remaining unamortized OID plus accrued interest. We did not pay any fees or premium to the affiliate for our acquisition of the affiliate’s loan commitments. Following the purchase, we hold $31.9 million in commitments of the senior term loan and $28.1 million in commitments of the home construction revolver.
In March 2025, we and an affiliated co-investor entered into a $62.0 million senior secured mortgage loan for the refinance of a class A multi-family residential development in Dallas, Texas. We committed approximately $46.5 million and the affiliate committed the remaining $15.5 million. The senior secured loan was issued at a discount of 1.0% and matures in March 2028. At closing, we funded approximately $44.3 million and the affiliate funded $14.8 million. The loan bears interest at a rate of SOFR plus 3.65%, with a rate index floor of 3.90%. The senior secured loan is secured by a lease-hold and fee joinder mortgage on the property and other customary collateral. The proceeds of the senior secured loan will be used to, among other things, refinance the existing debt and fund reserves and closing expenses. During the fourth quarter of 2025, conditions for the earn-out were not met and the total loan commitment was reduced by $2.0 million, of which our commitment was reduced $1.5 million.
In March 2025, we and an affiliated co-investor purchased $35.0 million of a $243 million subordinate loan for the construction of a mixed-use property in Miami, Florida. We committed approximately $26.3 million and the affiliate committed the remaining $8.8 million. The subordinate loan matures in December 2028. At closing, we funded approximately $4.4 million and the affiliate funded approximately $1.5 million. The loan bears interest at a cash rate of SOFR plus 9.5%, with a rate index floor of 4.0%, and interest paid-in kind of 1.0%. The subordinate loan is secured by the equity interests of the borrower and other customary collateral. The proceeds of the subordinate loan will be used to, among other things, fund the completion of construction. During the second quarter of 2025, the borrower exercised their right to curtail the mezzanine loan. The loan commitment we hold was reduced by approximately $1.2 million.
In June 2025, we and an affiliated co-investor purchased $14.25 million of a $59.8 million senior loan for the construction of a multi-family residential property in Park City, Utah. We committed a total of $9.25 million and the affiliate committed the remaining $5.0 million. The senior loan matures in August 2027. At closing, we funded approximately $0.3 million and the affiliate funded approximately $0.2 million. The loan bears interest at a cash rate of U.S. prime rate plus 3.25%, with a rate index floor of 8.0%. The senior loan is secured by a first priority lien and security interest in certain real property as described on the loan agreement. The proceeds of the senior loan will be used to, among other things, fund the completion of construction.
In September 2025, we and affiliated co-investors purchased $60.0 million of a $370.0 million senior first mortgage loan for the construction of a multi-family residential property in Miami, Florida. We committed a total of $35.0 million and the affiliates committed the remaining $25.0 million. The senior loan matures in September 2028. At closing, we funded approximately $13.7 million and the affiliates funded approximately $9.8 million. The loan bears interest at a cash rate of SOFR plus 4.75%, with a rate index floor of 3.50%. The senior loan is secured by a first priority lien and security interest in certain real property as described on the loan agreement. The proceeds of the senior loan will be used to, among other things, fund the completion of construction.

In September 2025, our subordinate loan for a residential property in Sarasota, Florida was repaid in full. The loan had an original maturity date of May 2027. The outstanding principal on the date of repayment was approximately $25.5 million.
In October 2025, we and an affiliated co-investor entered into two separate senior secured mortgage loans with the same commercial real estate developer for an aggregate commitment of $36.6 million, comprised of a $13.4 million industrial senior loan in Doral, Florida (the “Doral Loan”), and a $23.2 million industrial senior loan in West Palm Beach, Florida (the “West Palm Beach Loan” and, together, the “Loans”). We (i) committed $9.4 million and funded $8.6 million upon closing to the Doral Loan, while the affiliated co-investor committed $4.0 million and funded $3.7 million and (ii) committed $16.2 million and funded $1.8 million upon closing to the West Palm Beach Loan, while the affiliated co-investor committed $7.0 million and funded $0.8 million. The Loans were issued at a discount of 1.0% and mature in October 2027. The Loans bear interest at a rate of SOFR plus 6.20%, with a rate index floor of 3.75%. Each Loan is secured by a first mortgage, equity pledge, and other customary collateral with regard to the properties. The Loans are not cross collateralized and are separately secured by their respective collateral. The proceeds will be used to finance the development of luxury industrial suites featuring showroom-style layouts, mezzanine lounges, and premium finishes. The West Palm Beach Loan will be used to finance closing costs, construction, and reserves for a new development, while the Doral Loan will be used to refinance existing debt and repatriate equity associated with a comparable project.
In October 2025, we and an affiliated co-investor entered into a $45.0 million senior bridge loan to refinance a retail property located in Houston, Texas. We committed a total of $30.0 million, and an affiliated co-investor committed the remaining $15.0 million, funding $21.6 million and $10.8 million, respectively, upon closing. The senior bridge loan was issued at a discount of 1.0% and matures in October 2028. The loan bears interest at a rate of SOFR plus 5.75%, with a rate index floor of 3.75%. The senior bridge loan is secured by a first priority deed of trust and related collateral interests pursuant to the terms of the credit agreement and related loan documents. The proceeds of the senior bridge loan will be used to refinance existing debt and fund tenant improvements, leasing costs, reserves, and closing expenses.
Revolving Credit Facility
On November 6, 2024, we entered into the Revolving Credit Facility, which contained an initial aggregate commitment of $50.0 million, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement). During the year ended December 31, 2025, we entered into a series of amendments to the Revolving Credit Facility that, among other things, increased the aggregate commitment from $50.0 million to $140.0 million. The amount of total commitments under the Revolving Credit Facility may be increased to up to $200.0 million in aggregate, subject to available borrowing base and lenders’ commitment to provide additional commitments.
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
In connection with the Revolving Credit Agreement and related amendments, we incurred certain closing costs of approximately $0.5 million, which were included in prepaid expenses and other assets on our consolidated balance sheets and amortized over the life of the Revolving Credit Facility.
SRTF Credit Facility
On December 9, 2024, we entered into the SRTF Credit Facility, which provides for an unsecured revolving credit facility with a $75.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the SRTF Credit Agreement.
In December 2025, we entered into Amendment Number One to the SRTF Credit Agreement (“Amendment Number One”), by and among the Company, as borrower, the lenders party thereto from time to time, and SRT Finance LLC, as agent and lender party thereto. Amendment Number One modified the 1.00% annual fee such that the fee is payable quarterly rather than annually, with no change to the total fee.

Interest is payable on the SRTF Credit Facility at a rate per annum equal to 8.00%. In connection with the SRTF Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $25.5 thousand, which were included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the SRTF Revolving Credit Facility.
At-the-Market Offering Program (“ATM Program”)
On August 1, 2025, we filed a shelf registration statement on Form S-3 (File No. 333-289188) (the “Shelf Registration Statement”), which was declared effective on August 6, 2025. Under the Shelf Registration Statement, we may, from time to time, issue and sell up to $500.0 million of our common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The Shelf Registration Statement also included a prospectus for the ATM Program to sell up to an aggregate of $50.0 million of shares of our Common Stock that may be issued and sold from time to time under the Equity Distribution Agreement, dated August 13, 2025 (the “Agreement”), by and among the Company, our Manager and Raymond James & Associates, Inc., as Sales Agent. Under the terms of the Agreement, we have agreed to pay the Sales Agent a commission of up to 2.0% of the gross proceeds from each sale of Common Stock under the Agreement.
During the year ended December 31, 2025, we did not sell any shares of our Common Stock under the Agreement.
Dividend Reinvestment Plan
On September 3, 2025, we established a dividend reinvestment plan (the “DRIP”). The DRIP allows shareholders to reinvest all or a portion of their cash dividends in additional shares of our common stock (which shares, at our option, are either newly issued directly from the Company or purchased by the plan administrator in the open market). A total of 1,000,000 shares of common stock has been registered for issuance under the DRIP. There were no shares issued under the DRIP during the year ended December 31, 2025.
Dividends Declared Per Share
During the years ended December 31, 2025 and 2024, we declared the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
August 14, 2024	September 30, 2024	October 15, 2024	$0.21	$1,454,333
August 14, 2024	December 31, 2024	January 15, 2025	0.42	2,941,964
2024 Period Subtotal			$0.63	$4,396,297
March 4, 2025	March 31, 2025	April 15, 2025	$0.30	$4,026,448
June 13, 2025	June 30, 2025	July 15, 2025	0.30	4,026,353
September 15, 2025	September 30, 2025	October 15, 2025	0.30	4,026,296
December 15, 2025	December 31, 2025	January 15, 2026	0.30	4,026,296
2025 Period Subtotal			$1.20	$16,105,393
Recent Developments
In January 2026, the Company and an affiliated co-investor entered into and exited a $21.6 million senior bridge loan to finance the acquisition of a ranch located in Colorado. The Company committed a total of $14.0 million, and an affiliated co-investor committed the remaining $7.6 million, funding $14.0 million and $7.6 million, respectively, upon closing. The senior bridge loan was issued at a discount of 3.0% and matures in July 2026. The senior bridge loan was fully paid off four days after closing in January 2026.
In December 2025, TCG RE Agent LLC (“TCG RE Agent”) delivered a notice of default on behalf of the lenders with respect to our senior hospitality loan in San Antonio, Texas (the “San Antonio Loan”) based on certain payment defaults, including failure to make its November interest payment when due, for which we determined foreclosure was probable. The San Antonio Loan was placed on nonaccrual status effective October 10, 2025. In connection with the event of default, TCG RE Agent took control of cash escrows held by TCG RE Agent of $0.6 million that were available for capital expenditure reserves to the loan and applied it toward a principal repayment in accordance with the terms of the loan agreement, of which we were proportionally allocated $0.4 million during the year ended December 31, 2025. As of

December 31, 2025, our portion of the San Antonio Loan had an unpaid principal balance of approximately $26.4 million and amortized cost of $26.2 million. Additionally, in anticipation of a potential foreclosure, the Company formed a joint venture entity with the affiliate co-lender on the San Antonio Loan in proportion to their holdings in the San Antonio Loan, with the Company owning 65.0% of the joint venture. In March 2026, the co-lenders exercised their right to foreclose on the hotel property that was the underlying collateral for the San Antonio Loan. The joint venture acquired the hotel property through a credit bid equal to the aggregate unpaid principal balance of approximately $40.6 million. The timing and outcome of the proceedings and the amount of any recovery remain uncertain.
In February 2026, we and an affiliated co-investor entered into a $69.3 million subordinate B-note secured by a portfolio of hotel properties. We committed approximately $48.3 million, and an affiliated co-investor committed the remaining $21.0 million, funding $45.3 million and $19.7 million, respectively, upon closing. The financing also included approximately $336.7 million of Senior A-note debt held by an unaffiliated third party and will refinance existing indebtedness on the properties. The loan bears interest at a rate of SOFR plus 8.25%, with a rate index floor of 3.00%. The subordinate B-note is secured by a first mortgage (and lease-hold mortgage on two properties) and related collateral interests pursuant to the terms of the credit agreement and related loan documents. The proceeds of the loan will be used to refinance existing debt, provides an “earn out” and stabilizes the assets.
In February 2026, we entered into Amendment Number Seven to the Loan and Security Agreement (“Amendment Number Seven”), by and among the Company and certain subsidiaries, as borrowers, the lenders party thereto, and East West Bank, which, among other things (i) facilitated the entry of an additional lender; (ii) increased the aggregate commitment by $25.0 million, for a total maximum revolver usage of $165.0 million; and (iii) revised the required consent from certain lenders to advance additional funds under the Revolving Credit Agreement.
In March 2026, the Company’s Board of Directors declared a regular cash dividend of $0.30 per outstanding share of common stock for the first quarter of 2026 to shareholders of record as of March 31, 2026, which will be paid on April 15, 2026.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings (as defined below), book value per share and dividends declared per share.
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our Common Stock as of December 31, 2025 and 2024 was approximately $13.56 and $16.29, respectively.
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
The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Years ended December 31,
	2025	2024

Net income	$12,142,409	$6,868,421
Adjustments to net income:
Stock-based compensation expense	1,019,168	338,404
Depreciation and amortization	—	—
Unrealized (gains) losses, or other non-cash items	—	—
Provision for current expected credit losses	2,029,056	40,180
TRS (income) loss	—	—
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—
Distributable earnings	$15,190,633	$7,247,005
Basic weighted average shares of common stock outstanding	12,742,894	6,800,841
Distributable earnings per basic weighted average share	$1.19	$1.07
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

Results of Operations for the years ended December 31, 2025 and 2024
The following table summarizes our consolidated results of operations for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Revenue
Interest income	$26,373,418	$10,844,718
Interest expense	(4,801,984)	(216,268)
Net interest income	21,571,434	10,628,450
Expenses
Management and incentive fees	2,454,130	815,301
General and administrative expenses	2,896,724	1,291,021
Stock-based compensation	1,019,168	338,404
Professional fees	1,029,947	1,275,123
Total expenses	7,399,969	3,719,849
Provision for current expected credit losses	(2,029,056)	(40,180)
Net income before income taxes	12,142,409	6,868,421
Income tax expense	—	—
Net income	$12,142,409	$6,868,421
Net income. Our net income allocable to our common shareholders for the year ended December 31, 2025, was approximately $12.1 million, or $0.93 per basic common share, compared to net income allocable to our common shareholders of approximately $6.9 million, or $1.01 per basic common share, for the year ended December 31, 2024.
Interest income. Interest income increased approximately $15.5 million, or 143.2%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was due to the expansion of our portfolio from nine loans to sixteen loans as we deploy capital.
Interest expense. Interest expense increased approximately $4.6 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to the lines of credit available in the current period and increase in related borrowings.
Management and incentive fees. Management fees increased approximately $1.3 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Incentive Fees increased approximately $0.4 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The Management Agreement was not in place until the completion of the Spin-Off in July 2024, while the current period year-to-date amounts were reduced by the fee waiver in conjunction with the January 2025 Offering during the first and second quarters of 2025. For the year ended December 31, 2025, Base Management Fees and Incentive Fees waived were $0.6 million and $0.5 million, respectively.
General and administrative expenses. General and administrative expenses increased $1.6 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to reimbursable shared expenses under the Management Agreement, which did not take effect until the completion of the Spin-Off in July 2024. Reimbursable shared expenses recorded within general and administrative expenses increased approximately $1.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, respectively.
Stock-based compensation. Stock-based compensation increased $0.7 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, driven by restricted stock awards granted and restricted stock awards converted as part of the Spin-Off.
Professional fees. Professional fees decreased $(0.2) million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. Professional fees included approximately $0.6 million in Spin-Off costs incurred during the year ended December 31, 2024. No Spin-Off costs were incurred during the year ended December 31, 2025. Other costs within professional fees related to legal, audit, and board of director fees.

Provision for Current Expected Credit Losses
The provision for current expected credit losses increased $2.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The CECL Reserve balance as of December 31, 2025 was approximately $2.1 million, or 0.68%, of our total loans held at carrying value of approximately $302.7 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of $1.9 million and (ii) a liability for unfunded commitments of approximately $0.2 million. The CECL Reserve balance as of December 31, 2024 was approximately $40.2 thousand, or 0.03%, of our total loans held at carrying value balance of approximately $130.7 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of $21.8 thousand and (ii) a liability for unfunded commitments of approximately $18.4 thousand. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.
Loan Portfolio
The table below summarizes our total loan portfolio as of December 31, 2025, unless otherwise specified.

Loan Type	Location		Original Funding Date	Loan Maturity	Current Commitments as of 12/31/2025	% of Total	Principal Balance as of 12/31/2025	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM(1)
Senior mortgage loans:
Residential	Austin, TX		7/3/2024	7/3/2027	$14,087,288	3.3%	$14,087,288	9.8%	N/A	Floating	No	11%
Hospitality	San Antonio, TX	(2)	7/31/2024	8/9/2027	26,885,919	6.4%	26,379,740	10.9%	N/A	Floating	No	—%
Residential	PBG, FL	(3)	8/5/2024	9/1/2027	31,875,000	7.6%	30,980,393	12.3%	N/A	Floating	No	14%
Residential	PBG, FL	(3)	8/5/2024	9/1/2027	28,125,000	6.7%	25,033,676	10.3%	N/A	Floating	No	12%
Residential	Fort Lauderdale, FL	(4)	11/1/2024	12/30/2026	30,000,000	7.1%	13,623,628	11.5%	N/A	Floating	No	15%
Hospitality	Austin, TX		12/12/2024	12/11/2027	32,000,000	7.6%	32,000,000	9.5%	N/A	Floating	No	12%
Residential	Aventura, FL		1/27/2025	1/27/2027	30,750,872	7.3%	30,750,872	9.0%	N/A	Floating	No	11%
Net Leased Tenant	New Orleans, LA	(4)	1/30/2025	1/30/2028	44,000,000	10.5%	10,241,076	10.1%	N/A	Floating	No	11%
Residential	Dallas, TX		3/14/2025	3/14/2028	45,000,000	10.7%	44,822,482	7.6%	N/A	Floating	No	8%
Residential	Park City, UT		6/11/2025	8/1/2027	9,250,000	2.2%	3,269,089	11.3%	N/A	Floating	No	13%
Residential	Miami, FL		9/26/2025	9/25/2028	35,000,000	8.3%	19,094,668	8.4%	N/A	Floating	No	10%
Industrial	Doral, FL		10/6/2025	10/6/2027	9,380,000	2.2%	8,653,728	10.0%	N/A	Floating	No	12%
Industrial	West Palm Beach, FL		10/16/2025	10/16/2027	16,240,000	3.9%	1,770,103	10.0%	N/A	Floating	No	12%
Retail	Houston, TX		10/24/2025	10/24/2028	30,000,000	7.1%	21,972,177	9.5%	N/A	Floating	No	11%
Subordinate debt:
Residential	Miami, FL		11/15/2024	11/15/2027	13,000,000	3.1%	10,920,110	13.3%	N/A	Fixed	No	15%
Residential	Miami, FL		3/21/2025	12/13/2028	25,113,445	6.0%	11,914,155	13.5%	1.0%	Floating	No	15%
				Subtotal(5)	$420,707,524	100.0%	$305,513,185	10.0%	0.0%			12%
												Wtd Average
(1)YTM excludes loans on nonaccrual status. Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan.
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of December 31, 2025 applied through maturity. Actual results could differ from those estimates and assumptions.
(2)Effective October 10, 2025, the Company placed the borrower on nonaccrual status.

(3)This loan is structured as a senior term loan and home construction revolver, of which the proceeds will be used to fund varying development projects. Under each credit facility, the borrower is able to re-draw funds after repayment through maturity.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.
(5)The interest and PIK subtotal rates are weighted average rates.
Loans Held for Investment at Carrying Value
As of December 31, 2025 and 2024, our portfolio included sixteen and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $420.7 million and $190.9 million, respectively, and outstanding principal was approximately $305.5 million and $132.6 million, respectively, as of December 31, 2025 and 2024. During the year ended December 31, 2025, we funded approximately $224.4 million of new loans and additional principal on existing loans and had approximately $51.5 million of principal repayments of loans held at carrying value. As of December 31, 2025 and 2024, approximately 96% and 79%, respectively, of our loans held at carrying value had floating interest rates. As of December 31, 2025, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 3.7% and subject to a weighted average floor of 4.1%, and U.S. prime rate quoted at 6.75% and subject to a weighted average floor of 8.0% based on outstanding principal.
The following tables summarize our loans held at carrying value as of December 31, 2025 and 2024:

	As of December 31, 2025
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$282,678,920	$(2,803,998)	$279,874,922	1.9
Subordinate debt	22,834,265	(34,444)	22,799,821	2.4
Total loans held at carrying value	$305,513,185	$(2,838,442)	$302,674,743	1.9

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$109,300,553	$(1,495,512)	$107,805,041	2.6
Subordinate debt	23,255,736	(327,147)	22,928,589	2.4
Total loans held at carrying value	$132,556,289	$(1,822,659)	$130,733,630	2.6
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID or premium and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of December 31, 2025 and 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.

The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2025:

	Principal	Original Issue (Discount) Premium	Carrying Value

Total loans held at carrying value at December 31, 2024	$132,556,289	$(1,822,659)	$130,733,630
New fundings	207,073,953	(2,497,278)	204,576,675
Interest drawn on loans	17,354,062	—	17,354,062
Accretion of original issue discount and premium, net	—	1,481,495	1,481,495
Loan repayments	(51,516,841)	—	(51,516,841)
PIK interest	45,722	—	45,722
Total loans held at carrying value at December 31, 2025	$305,513,185	$(2,838,442)	$302,674,743
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
Our primary sources of cash generally consist of net proceeds of future debt or equity offerings, debt financing, including borrowings under the Revolving Credit Facility and the SRTF Credit Facility, the net proceeds of future debt or equity offerings, including in connection with our ATM Program, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results.
As of December 31, 2025 and 2024, all of our cash was unrestricted and totaled approximately $6.4 million and $184.6 million, respectively.
As of December 31, 2025, we believe that our cash on hand, capacity available under the Revolving Credit Facility, SRTF Credit Facility and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Given the nature of our business, we constantly explore both the public and private capital markets to raise capital, subject to market and other considerations.
On January 29, 2025, we completed a registered public offering of 5,750,000 shares of common stock at a public offering price of $12.00 per share, of which 1,000,000 shares of common stock were sold to Leonard M. Tannenbaum, our Executive Chairman, at the public offering price. We received net proceeds from the January 2025 Offering of $65.3 million, net of underwriting discounts of $3.7 million. In connection with the January 2025 Offering, the underwriters were granted an over-allotment option to purchase up to an additional 862,500 shares of our common stock. On January 31, 2025, the underwriters partially exercised the over-allotment option with respect to 650,000 shares of common stock and we received additional net proceeds of $7.3 million, net of underwriting discounts of $0.5 million. We incurred approximately $1.8 million of expenses in connection with the offering. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold by us in the public offering was 6,400,000 shares and total gross proceeds, before deducting underwriting discounts and commissions, and other offering expenses payable by us, were approximately $76.8 million. The net proceeds totaled approximately $70.8 million.
Our registration statement on Form S-3 (File No. 333-289188) (the “Shelf Registration Statement”) became effective on August 6, 2025, allowing us to issue and sell, from time to time in one or more offerings, up to $500.0 million of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our at-the-market offering program (the “ATM Program”), which was established in August 2025, pursuant to which we may offer and sell, from time to time, up to $50.0 million of our common stock. During the year ended December 31, 2025, we did not sell any shares of our common stock under the ATM Program.
On September 3, 2025, the Company also established a dividend reinvestment plan (the “DRIP”). The DRIP allows shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company’s common stock (which shares, at the Company’s option, are either newly issued directly from the Company or purchased by the plan administrator in the open market). A total of 1,000,000 shares of common stock has been registered for issuance under the DRIP. There were no shares issued under the DRIP during the year ended December 31, 2025.
We intend to raise future equity capital and issue debt securities in order to fund our future investments in loans.
Revolving Credit Facility
On November 6, 2024, we entered into the Revolving Credit Facility, which contained an initial aggregate commitment of $50.0 million, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement). Subsequently, we entered into a series of amendments to the Revolving Credit Facility that, among other things, increased the aggregate commitment from $50.0 million to $165.0 million. The amount of total commitments under the Revolving Credit Facility may be increased to up to $200.0 million in aggregate, subject to available borrowing base and lenders’ commitment to provide additional commitments.
As amended, the Revolving Credit Facility requires us to, among other things: (i) maintain liquidity equal to the greater of (A) $5 million and (B) an amount equal to 10% of the outstanding obligations thereunder so long as we maintain at least $5 million in qualified cash (ii) maintain a quarterly debt service coverage ratio of at least 1.50 to 1.0 and (iii) maintain a leverage ratio of not more than 3.25x measured as of the end of each fiscal quarter.
As of December 31, 2025, we had $102.3 million of outstanding borrowings under the Revolving Credit Facility and $37.7 million availability under our Revolving Credit Facility, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement).
To the best of our knowledge, as of December 31, 2025, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
SRTF Credit Facility
On December 9, 2024, we entered into the SRTF Credit Facility, which provides for an unsecured revolving credit facility with a $75.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the SRTF Credit Agreement.
As of December 31, 2025, we had $19.8 million outstanding borrowings under the SRTF Credit Facility and $55.2 million availability under our SRTF Credit Facility.
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
Debt Service
As of December 31, 2025, we believe that our cash on hand, capacity available under our Revolving Credit Facility and SRTF Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.

Cash Flows
The following table sets forth changes in cash and cash equivalents for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(3,430,578)	$1,640,535
Net cash used in investing activities	(153,059,834)	(125,178,913)
Net cash (used in) provided by financing activities	(21,691,030)	276,920,526
Change in cash and cash equivalents	$(178,181,442)	$153,382,148
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities during the year ended December 31, 2025 was approximately $(3.4) million, compared to net cash provided by operating activities of approximately $1.6 million for the year ended December 31, 2024. The decrease of approximately $(5.1) million period over period was primarily due to an increase in interest income paid from interest drawn on loans, offset by related incoming cash payments from our borrowers due to the expansion of our portfolio.
Net Cash Used in Investing Activities
Net cash used in investing activities during the year ended December 31, 2025 was approximately $(153.1) million, compared to $(125.2) for the year ended December 31, 2024. The increase in net cash used of approximately $(27.9) million was primarily due to an increase in issuance and fundings on loans of approximately $(46.2) million, offset by an increase in principal repayments of loans of approximately $18.4 million.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities during the year ended December 31, 2025 was approximately $(21.7) million, compared to net cash provided by financing activities of $276.9 million for the year ended December 31, 2024. The decrease of approximately $(298.6) million was primarily due to an increase of $(240.9) million in repayments on the revolving credit facilities and decrease in net transfers and distributions from our Former Parent of approximately $(80.1) million, partially offset by an decrease of $(34.8) million in borrowings on the revolving credit facilities and an increase of $72.6 million from offering proceeds relating to the January 2025 Offering.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of December 31, 2025 are as follows:

	As of December 31, 2025
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$16,376,372	$98,890,529	$—	$—	$115,266,901
Total	$16,376,372	$98,890,529	$—	$—	$115,266,901
As of December 31, 2025, all unfunded commitments were related to our total loan commitments and were available for funding in less than three years.
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

ASC 820-10, Fair Value Measurement (“ASC 820-10”), part of the FASB Accounting Standards Codification (“ASC”), expands the application of fair value accounting and defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 assumes that the loan is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, if we elected the fair value option under ASC 825-10, Financial Instruments, we would consider its principal market as the market in which we exit our investments with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:
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
Income Taxes
We are a Maryland corporation and have elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2024. We believe we have qualified, and our method of operation will enable us to continue to qualify, as a REIT. However, no assurances can be given that our beliefs or expectations will be fulfilled, since qualification as a REIT depends on us satisfying numerous asset, income and distribution tests which depend, in part, on our operating results.
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
ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have analyzed our various federal and state filing positions and believe that our income tax filing positions and deductions are well documented and supported as of December 31, 2025. Based on our evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.
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
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheets. As of December 31, 2025 and 2024, none of our loans held for investment were carried at fair value.
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of December 31, 2025, we had 15 floating-rate loans, representing approximately 96% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR quoted at 3.7% and subject to a weighted average floor of 4.1%, and U.S. prime rate quoted at 6.75% and subject to a weighted average floor of 8.0% based on outstanding principal. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $2.9 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $1.1 million due to the effects of the benchmark floor.
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
Our loan portfolio as of December 31, 2025 was concentrated with the top three borrowers representing approximately 36.4% of the aggregate outstanding principal balances and approximately 35.4% of the total loan commitments. We made our first investment in January 2024 and expect to continue to diversify our loan portfolio as loans in our pipeline are evaluated and are originated through the deployment of our capital.
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
Item 8.    Consolidated Financial Statements and Supplementary Data
See our consolidated financial statements and the notes thereto together with the report thereon of CohnReznick LLP dated March 12, 2026, beginning on page F-1 of this Annual Report included in Item 15, which are incorporated herein by reference in this Item 8.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025. Notwithstanding the foregoing, any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‐15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.
Effectiveness of Internal Control
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Insider Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in paragraph (c) of Item 408(a) of Regulation S-K) during the Company’s fiscal quarter ended December 31, 2025.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Except as set forth below, the other information required by this item will be contained in the Company’s definitive proxy statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
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
Item 11.    Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.
Item 13.        Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.
Item 14.        Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2026 Annual Shareholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

PART IV
Item 15.        Exhibits and Financial Statement Schedules
(1) Financial Statements—See the Index to Consolidated Financial Statements, together with the report thereon of CohnReznick LLP dated March 12, 2026, beginning on Page F-1.
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

3.1	Articles of Amendment and Restatement of Sunrise Realty Trust, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on July 3, 2024 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Sunrise Realty Trust, Inc. (filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12B on May 20, 2024 and incorporated herein by reference).
4.1	Description of the Registrant’s Securities (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K on March 6, 2025 and incorporated herein by reference).
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

10.3§	Form of Indemnification Agreement (filed as Exhibit 10.3 to Amendment No. 3 to the Company’s Registration Statement on Form 10-12B on June 10, 2024 and incorporated herein by reference).
10.4§	2024 Stock Incentive Plan (filed as Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form 10-12B on June 10, 2024 and incorporated herein by reference).
10.5§	Form of 2024 Stock Incentive Plan Restricted Stock Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 7, 2024 and incorporated herein by reference).
10.6	Unsecured Revolving Credit Agreement, dated September 26, 2024, by and between Sunrise Realty Trust, Inc., as borrower, and SRT Finance LLC, as agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 26, 2024 and incorporated herein by reference).
10.7	Unsecured Revolving Credit Agreement, dated December 9, 2024, by and among Sunrise Realty Trust, Inc. as borrower, the lenders party thereto from time to time and SRT Finance LLC, as agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 9, 2024 and incorporated herein by reference).
10.7A*
Amendment Number One to Unsecured Revolving Credit Agreement, dated December 30, 2025, by and among Sunrise Realty Trust, Inc. as borrower, the lenders party thereto from time to time and SRT Finance LLC, as agent and lender.

10.8
Loan and Security Agreement, dated as of November 6, 2024, among Sunrise Realty Trust, Inc., as borrower, the lenders party thereto, and East West Bank, as Agent, Joint Lead Arranger, Joint Book Runner, Co-Syndication Agent and Co-Documentation Agent (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q on November 7, 2024 and incorporated herein by reference).

10.8A
Amendment to Loan and Security Agreement, dated as of December 9, 2024, among Sunrise Realty Trust, Inc. and Sunrise Realty Trust Holdings I LLC, as borrowers, the lenders party thereto, and East West Bank, as Agent, Joint Lead Arranger and Joint Book Runner (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 on January 21, 2025 and incorporated herein by reference).

10.8B
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

10.8C
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

10.8D
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

10.8E
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

10.8F
Amendment Number Six to Loan and Security Agreement, dated as of November 7, 2025, among Sunrise Realty Trust, Inc. and Sunrise Realty Trust Holdings I LLC, as borrowers, East West Bank, as administrative agent, sole book runner, co-syndication agent and co-documentation agent, East West Bank, City National Bank of Florida and EverBank, N.A., as joint lead arrangers, and the lenders party thereto (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q on November 13, 2025 and incorporated herein by reference).

10.8G
Amendment Number Seven to Loan and Security Agreement, dated as of February 27, 2026, among Sunrise Realty Trust, Inc. and Sunrise Realty Trust Holdings I LLC, as borrowers, East West Bank, as administrative agent, sole book runner, co-syndication agent and co-documentation agent, East West Bank, City National Bank of Florida, EverBank, N.A. and Customers Bank, as joint lead arrangers, and the lenders party thereto (filed as Exhibit 10.9G to the Company’s Current Report on Form 8-K on March 5, 2026 and incorporated herein by reference).

10.9
Equity Distribution Agreement, dated August 13, 2025, by and among the Company, the Manager and Raymond James & Associates, Inc. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on August 13, 2025 and incorporated herein by reference).

19	Insider Trading Policy (filed as Exhibit 19 to the Company’s Annual Report on Form 10-K on March 6, 2025 and incorporated herein by reference).
21.1	List of Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-11 on January 21, 2025 and incorporated herein by reference).
23.1*	Consent of CohnReznick LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (filed as Exhibit 97 to the Company’s Annual Report on Form 10-K on March 6, 2025 and incorporated herein by reference).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
§ Management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith
Item 16.        Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Sunrise Realty Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sunrise Realty Trust, Inc. and subsidiaries, as of December 31, 2025 and 2024, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Sunrise Realty Trust, Inc. and subsidiaries as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Sunrise Realty Trust, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ CohnReznick LLP
We have served as Sunrise Realty Trust, Inc.’s auditor since 2023.
Baltimore, Maryland
March 12, 2026

SUNRISE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024
Assets
Loans held for investment at carrying value, net	$302,674,743	$130,733,630
Current expected credit loss reserve	(1,891,170)	(21,782)
Loans held for investment at carrying value, net of current expected credit loss reserve	300,783,573	130,711,848

Cash and cash equivalents	6,445,328	184,626,770
Interest receivable	2,264,133	1,138,561
Prepaid expenses and other assets	735,230	1,058,601
Total assets	$310,228,264	$317,535,780

Liabilities
Accrued interest	$730,644	$131,617
Dividends payable	4,026,296	2,941,964
Current expected credit loss reserve	178,066	18,398
Accrued management and incentive fees	692,716	393,063
Accrued direct administrative expenses	282,296	715,574
Accounts payable and other liabilities	355,865	357,417
Line of credit payable	102,250,000	123,840,000
Line of credit payable to affiliate	19,750,000	75,000,000
Total liabilities	128,265,883	203,398,033
Commitments and contingencies (Note 7)
Shareholders' equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at December 31, 2025 and 2024 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized at December 31, 2025 and 2024 and 13,420,986 and 7,004,676 shares issued and outstanding at December 31, 2025 and 2024, respectively	134,210	70,047
Additional paid-in capital	186,745,489	115,022,034
Accumulated (deficit) earnings	(4,917,318)	(954,334)
Total shareholders' equity	181,962,381	114,137,747

Total liabilities and shareholders' equity	$310,228,264	$317,535,780
See accompanying notes to the consolidated financial statements

SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2025	2024
Revenue
Interest income	$26,373,418	$10,844,718
Interest expense	(4,801,984)	(216,268)
Net interest income	21,571,434	10,628,450
Expenses
Management and incentive fees	2,454,130	815,301
General and administrative expenses	2,896,724	1,291,021
Stock-based compensation	1,019,168	338,404
Professional fees	1,029,947	1,275,123
Total expenses	7,399,969	3,719,849
Provision for current expected credit losses	(2,029,056)	(40,180)
Net income before income taxes	12,142,409	6,868,421
Income tax expense	—	—
Net income	$12,142,409	$6,868,421

Earnings per common share:
Basic	$0.93	$1.01
Diluted	$0.93	$1.00

Weighted average number of common shares outstanding:
Basic	12,742,894	6,800,841
Diluted	12,774,328	6,835,797
See accompanying notes to the consolidated financial statements

SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Year ended December 31, 2025
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of December 31, 2024	$—	7,004,676	$70,047	$115,022,034	$(954,334)	$114,137,747
Issuance of common stock, net of offering costs	—	6,400,000	64,000	70,704,450	—	70,768,450
Stock-based compensation, net of forfeitures	—	16,310	163	1,019,005	—	1,019,168
Dividends declared on common shares ($1.20 per share)	—	—	—	—	(16,105,393)	(16,105,393)
Net income	—	—	—	—	12,142,409	12,142,409
Balance as of December 31, 2025	$—	13,420,986	$134,210	$186,745,489	$(4,917,318)	$181,962,381

Year ended December 31, 2024
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of December 31, 2023	$31,234,622	—	$—	$—	$—	$31,234,622
Effect of corporate conversion on member's equity	(31,234,622)	100	1	30,999,999	234,622	—
Stock-based compensation	—	115,644	1,157	325,747	—	326,904
Dividends declared on common shares ($0.63 per share)	—	—	—	—	(4,396,297)	(4,396,297)
Issuance of common stock in connection with the Spin-Off	—	6,888,932	68,889	69,296,288	—	69,365,177
Net transfers and distributions from (to) Former Parent	—	—	—	14,400,000	(3,661,080)	10,738,920
Net income	—	—	—	—	6,868,421	6,868,421
Balance as of December 31, 2024	$—	7,004,676	$70,047	$115,022,034	$(954,334)	$114,137,747
See accompanying notes to the consolidated financial statements

SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024
Operating activities:
Net income	$12,142,409	$6,868,421
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for current expected credit losses	2,029,056	40,180
Amortization of deferred financing costs	477,989	41,455
Accretion of deferred loan original issue discount and premium, net	(1,481,495)	(263,102)
Stock-based compensation	1,019,168	326,904
Interest drawn on loans	(17,354,062)	(5,291,615)
PIK interest	(45,722)	—
Changes in operating assets and liabilities:
Interest receivable	(1,125,572)	(1,138,561)
Prepaid expenses and other assets	445,998	(530,818)
Accrued interest	599,027	131,617
Accrued management and incentive fees	299,653	393,063
Accrued direct administrative expenses	(433,278)	715,574
Accounts payable and other liabilities	(3,749)	347,417
Net cash (used in) provided by operating activities	(3,430,578)	1,640,535

Cash flows from investing activities:
Issuance of and fundings on loans	(204,576,675)	(158,339,598)
Principal repayment of loans	51,516,841	33,160,685
Net cash used in investing activities	(153,059,834)	(125,178,913)

Cash flows from financing activities:
Net transfers and distributions from (to) Former Parent	—	80,104,097
Proceeds from sale of common stock	72,588,000	—
Payment of offering costs - equity offering	(1,817,353)	—
Payment of financing costs	(600,616)	(569,238)
Borrowings on revolving credit facilities	214,060,000	248,840,000
Repayment of revolving credit facilities	(290,900,000)	(50,000,000)
Dividends paid to common shareholders	(15,021,061)	(1,454,333)
Net cash (used in) provided by financing activities	(21,691,030)	276,920,526

Net (decrease) increase in cash and cash equivalents	(178,181,442)	153,382,148
Cash and cash equivalents, beginning of period	184,626,770	31,244,622
Cash and cash equivalents, end of period	$6,445,328	$184,626,770

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$2,097,728	$2,085,761
Dividends declared and not yet paid	$4,026,296	$2,941,964
Offering costs included in accounts payable and other liabilities	$2,197	$—

Supplemental information:
Interest paid during the period	$3,724,968	$43,197
Income taxes paid during the period	$—	$—
See accompanying notes to the consolidated financial statements

SUNRISE REALTY TRUST, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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
This Annual Report on Form 10-K presents the financial information of the Company for the fiscal years ended December 31, 2025 and 2024, which includes the period from January 1, 2024 to July 8, 2024 (prior to consummation of the Separation, the Distribution and the Spin-Off) and the period from July 9, 2024 to December 31, 2024 (from and after consummation of the Separation, the Distribution and the Spin-Off).
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
Fair Value Measurements
The Company follows ASC 820-10, Fair Value Measurement (“ASC 820-10”), within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures regarding fair value measurements. ASC 820-10 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Company to assume that the transaction is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820-10, if the Company elects the fair value option under ASC 825-10, Financial Instruments, the Company would consider its principal market as the market in which the Company exits its loans with the greatest volume and level of activity. ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:
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
Current Expected Credit Losses
The Company measures current expected credit losses (“CECL”) in accordance with ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), which requires a methodology that reflects on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broader range of historical experience adjusted for current conditions and reasonable and supportable forecast information to derive credit loss estimates (the “CECL Reserve”). Subsequent period increases and decreases to expected credit losses impact earnings and are recorded within the provision for current expected credit losses in the Company’s statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASC 326 is a valuation account that is deducted from the amortized cost basis of the Company’s loans held at carrying value in the Company’s balance sheets. The CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within the current expected credit loss reserve financial statement line in the Company’s balance sheets. The Company has elected not to measure an allowance for credit losses for accrued interest receivable.
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
Income Taxes
The Company is a Maryland corporation and elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 2024. The Company believes that its proposed method of operation will enable it to remain qualified as a REIT. However, no assurances can be given that the Company’s beliefs or expectations will be fulfilled, since qualification as a REIT depends on the Company satisfying numerous asset, income and distribution tests which depend, in part, on the Company’s operating results.
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
ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has analyzed its various federal and state filing positions and believes that its income tax filing positions and deductions are well documented and supported as of December 31, 2025. Based on the Company’s evaluation, there is no reserve for any uncertain income tax positions. Accrued interest and penalties, if any, are included within other liabilities in the consolidated balance sheets.
The Company files income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. The filings are subject to normal reviews by tax authorities until the related statute of limitations expires. As of December 31, 2025, tax years since 2024 remain subject to examination by taxing authorities.
Earnings per Share
The Company calculates basic earnings (loss) per share by dividing net income (loss) allocable to common shareholders for the period by the weighted average shares of Common Stock outstanding for that period after consideration of the earnings (loss) allocated to the Company’s restricted stock, which are participating securities as defined in GAAP. Diluted earnings

(loss) per share takes into effect any dilutive instruments, such as stock options, restricted stock, restricted stock units (“RSUs”) and convertible debt, except when doing so would be anti-dilutive. As of December 31, 2025, there were dilutive instruments relating to restricted shares. See Note 9 included in these consolidated financial statements for the earnings per share calculations.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however, retrospective application is permitted. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
Recent Accounting Pronouncements Pending Adoption
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
In December 2025, the FASB issued ASU 2025-12—Codification Improvements ("ASU 2025-12"), which refines existing guidance to further enhance the interpretation and application of the Codification. ASU 2025-12 is effective for annual and interim reporting periods beginning after December 15, 2026, with early adoption permitted, and applied either prospectively or retrospectively for all prior periods presented. The Adoption of ASU 2025-12 is not expected to have a material impact on the Company's consolidated financial statements.
3.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of December 31, 2025 and 2024, the Company’s portfolio included sixteen and nine loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $420.7 million and $190.9 million, respectively, and outstanding principal was approximately $305.5 million and $132.6 million, respectively, as of December 31, 2025 and 2024. During the year ended December 31, 2025, the Company funded approximately $224.4 million of new loans and additional principal on existing loans and had approximately $51.5 million of principal repayments of loans held at carrying value. As of December 31, 2025 and 2024, approximately 96% and 79%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of December 31, 2025, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 3.7% and subject to a weighted average floor of 4.1%, and U.S. prime rate quoted at 6.75% and subject to a weighted average floor of 8.0% based on outstanding principal.

The following tables summarizes the Company’s loans held at carrying value as of December 31, 2025 and 2024:

	As of December 31, 2025
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$282,678,920	$(2,803,998)	$279,874,922	1.9
Subordinate debt	22,834,265	(34,444)	22,799,821	2.4
Total loans held at carrying value	$305,513,185	$(2,838,442)	$302,674,743	1.9

	As of December 31, 2024
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$109,300,553	$(1,495,512)	$107,805,041	2.6
Subordinate debt	23,255,736	(327,147)	22,928,589	2.4
Total loans held at carrying value	$132,556,289	$(1,822,659)	$130,733,630	2.6
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID or premium and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of December 31, 2025 and 2024.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.
The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2025:

	Principal	Original Issue (Discount) Premium	Carrying Value

Total loans held at carrying value at December 31, 2024	$132,556,289	$(1,822,659)	$130,733,630
New fundings	207,073,953	(2,497,278)	204,576,675
Interest drawn on loans	17,354,062	—	17,354,062
Accretion of original issue discount and premium, net	—	1,481,495	1,481,495
Loan repayments	(51,516,841)	—	(51,516,841)
PIK interest	45,722	—	45,722
Total loans held at carrying value at December 31, 2025	$305,513,185	$(2,838,442)	$302,674,743

The following table presents changes in loans held at carrying value as of and for the year ended December 31, 2024:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2023	$—	$—	$—
New fundings	160,425,359	(2,085,761)	158,339,598
Interest drawn on loans	5,291,615	—	5,291,615
Accretion of original issue discount and premium, net	—	263,102	263,102
Loan repayments	(33,160,685)	—	(33,160,685)
Total loans held at carrying value at December 31, 2024	$132,556,289	$(1,822,659)	$130,733,630
As of December 31, 2025, the Company had one loan held at carrying value on nonaccrual status. In 2024, there were no loans in the Company’s portfolio on nonaccrual status.
In December 2025, TCG RE Agent LLC (“TCG RE Agent”) delivered a notice of default on behalf of the lenders with respect to the Company’s senior hospitality loan in San Antonio, Texas (the “San Antonio Loan”) based on certain payment defaults, including failure to make its November interest payment when due, for which the Company determined foreclosure was probable. The San Antonio Loan was placed on nonaccrual status effective October 10, 2025. In connection with the event of default, took control of cash escrows held by TCG RE Agent of $0.6 million that were available for capital expenditure reserves to the loan and applied it toward a principal repayment in accordance with the terms of the loan agreement, of which the Company was proportionally allocated $0.4 million during the year ended December 31, 2025. As of December 31, 2025, the Company’s portion of the San Antonio Loan had an unpaid principal balance of approximately $26.4 million and amortized cost of $26.2 million. Additionally, in anticipation of a potential foreclosure, the Company formed a joint venture entity with the affiliate co-lender on the San Antonio Loan in proportion to their holdings in the San Antonio Loan, with the Company owning 65.0% of the joint venture. In March 2026, the co-lenders exercised their right to foreclose on the hotel property that was the underlying collateral for the San Antonio Loan. The joint venture acquired the hotel property through a credit bid equal to the aggregate unpaid principal balance of approximately $40.6 million. The timing and outcome of the proceedings and the amount of any recovery remain uncertain.

A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of December 31, 2025 is as follows:

Loan Type	Location	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Interest Rate		Maturity Date(2)	Payment Terms(3)
Senior mortgage loans:
Residential	Austin, TX	$14,087,288	$(164,303)	$13,922,985	9.75%	(4)	7/3/2027	I/O
Hospitality	San Antonio, TX	26,379,740	(166,833)	26,212,907	10.85%	(5)	8/9/2027	I/O
Residential	PBG, FL	30,980,393	(230,209)	30,750,184	12.25%	(6)	9/1/2027	I/O
Residential	PBG, FL	25,033,676	(203,125)	24,830,551	10.25%	(7)	9/1/2027	I/O
Residential	Fort Lauderdale, FL	13,623,628	(138,462)	13,485,166	11.47%	(8)	12/30/2026	I/O
Hospitality	Austin, TX	32,000,000	(255,556)	31,744,444	9.50%	(9)	12/11/2027	I/O
Residential	Aventura, FL	30,750,872	(160,439)	30,590,433	9.00%	(10)	1/27/2027	I/O
Net Leased Tenant	New Orleans, LA	10,241,076	(305,556)	9,935,520	10.10%	(11)	1/30/2028	I/O
Residential	Dallas, TX	44,822,482	(335,833)	44,486,649	7.55%	(12)	3/14/2028	I/O
Residential	Park City, UT	3,269,089	(168,990)	3,100,099	11.25%	(13)	8/1/2027	I/O
Residential	Miami, FL	19,094,668	(160,417)	18,934,251	8.44%	(14)	9/25/2028	I/O
Industrial	Doral, FL	8,653,728	(82,075)	8,571,653	9.95%	(15)	10/6/2027	I/O
Industrial	West Palm Beach, FL	1,770,103	(148,867)	1,621,236	9.95%	(16)	10/16/2027	I/O
Retail	Houston, TX	21,972,177	(283,333)	21,688,844	9.50%	(17)	10/24/2028	I/O
Subordinate debt:
Residential	Miami, FL	10,920,110	(79,444)	10,840,666	13.25%	(18)	11/15/2027	I/O
Residential	Miami, FL	11,914,155	45,000	11,959,155	14.50%	(19)	12/13/2028	I/O
Total loans held at carrying value		$305,513,185	$(2,838,442)	$302,674,743
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
(4)Base interest rate of 5.00% plus SOFR (SOFR floor of 4.75%).
(5)Base interest rate of 6.35% plus SOFR (SOFR floor of 4.50%). Effective October 10, 2025, the Company placed the borrower on nonaccrual status.
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
(15)Base interest rate of 6.20% plus SOFR (SOFR floor of 3.75%).
(16)Base interest rate of 6.20% plus SOFR (SOFR floor of 3.75%).
(17)Base interest rate of 5.75% plus SOFR (SOFR floor of 3.75%).
(18)Base interest rate of 13.25%.
(19)Base interest rate of 9.50% plus SOFR (SOFR floor of 4.00%) and PIK interest rate of 1.00%.

4.    CURRENT EXPECTED CREDIT LOSSES
As of December 31, 2025 and 2024, the Company’s CECL Reserve for its loans held at carrying value was approximately $2.1 million and $40.2 thousand, respectively, or 0.68% and 0.03%, respectively, of the Company’s total loans held at carrying value of approximately $302.7 million and $130.7 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $1.9 million and $21.8 thousand, respectively, and a liability for unfunded commitments of approximately $0.2 million and $18.4 thousand, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve.
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value as of and for the years ended December 31, 2025 and 2024 was as follows:

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2024	$21,782	$18,398	$40,180
Provision for current expected credit losses	1,869,388	159,668	2,029,056
Write-offs	—	—	—
Recoveries	—	—	—
Balance at December 31, 2025	$1,891,170	$178,066	$2,069,236

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2023	$—	$—	$—
Provision for current expected credit losses	21,782	18,398	40,180
Write-offs	—	—	—
Recoveries	—	—	—
Balance at December 31, 2024	$21,782	$18,398	$40,180
(1)As of December 31, 2025 and 2024, the CECL Reserve related to outstanding balances on loans held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of December 31, 2025 and 2024, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
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

As of December 31, 2025, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2025	2024	Total
1	$—	$—	$—
2	150,887,840	125,573,996	276,461,836
3	—	—	—
4	—	—	—
5	—	26,212,907	26,212,907
Total	$150,887,840	$151,786,903	$302,674,743
5.    INTEREST RECEIVABLE
The following table summarizes the interest receivable balance for the Company as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024

Interest receivable	$2,251,700	$1,118,927
Unused fees receivable	2,203	11,821
PIK receivable	7,037	—
Other fees receivable	3,193	7,813
Total interest receivable	$2,264,133	$1,138,561
6.    DEBT
Revolving Credit Facility
On November 6, 2024, the Company entered into the Loan and Security Agreement (as amended, restated or otherwise modified from time to time, the “Revolving Credit Agreement”) by and among the Company, as borrower, the lenders party thereto, and East West Bank, as administrative agent, joint lead arranger, joint book runner, co-syndication agent and co-documentation agent (“East West Bank”). The Revolving Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) that contains initial aggregate commitments of $50.0 million from one or more FDIC-insured banking institutions, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement. During the year ended December 31, 2025, the Company entered into a series of amendments to the Revolving Credit Facility that, among other things, increased the aggregate commitment from $50.0 million to $140.0 million. Pursuant to the terms of the Revolving Credit Agreement, the amount of total commitments may be increased to up to $200.0 million in aggregate, subject to available borrowing base and lenders’ willingness to provide additional commitments. The Revolving Credit Facility has a maturity date of November 8, 2027.
Interest is payable on the Revolving Credit Facility in cash in arrears at the rate per annum of SOFR plus 2.75%, with a SOFR floor of 2.63%; provided, however, that the interest rate will increase by an additional 0.25% during any Increase Rate Month (as defined in the Revolving Credit Agreement).
The Company is required to pay certain fees to the agent and the lenders under the Revolving Credit Agreement, including a $75.0 thousand agent fee payable to the agent and a 0.25% per annum loan fee payable ratably to the lenders, in each case, payable on the closing date and on the annual anniversary thereafter. Commencing on the six-month anniversary of the closing date, the Revolving Credit Facility has an unused line fee of 0.25% per annum, payable semi-annually in arrears. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if our average revolver usage exceeds the minimum amount required per the Revolving Credit Agreement. During the years ended December 31, 2025 and 2024, the Company incurred an unused line fee of approximately $48.7 thousand and zero, respectively. In connection with the Revolving Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $0.5 million, which were included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the Revolving Credit Facility.
The Revolving Credit Facility is guaranteed by certain material subsidiaries of the Company and is secured by substantially all assets of the Company; provided that upon the meeting of certain conditions, the Revolving Credit Facility will be secured only by certain assets of the Company comprising of or relating to loan obligations designed for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including a liquidity and debt service coverage ratio covenant. As amended, the Revolving Credit Facility requires us to, among other things: (i) maintain liquidity equal to the greater of (A) $5 million and (B) an amount equal to 10% of the outstanding obligations thereunder so long as we maintain at least $5 million in qualified cash (ii) maintain a quarterly debt service coverage ratio of at least 1.50 to 1.0 and (iii) maintain a leverage ratio of not more than 3.25x measured as of the end of each fiscal quarter.
As of December 31, 2025 and 2024, outstanding borrowings under the Revolving Credit Facility were $102.3 million and $123.8 million, respectively, and $37.7 million and $1.2 million were available for borrowing as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 6.59% and 7.28%, respectively.
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
On December 9, 2024, the Company entered into a new unsecured revolving credit agreement (the “SRTF Credit Agreement”), by and among the Company, as borrower, the lenders party thereto from time to time, and SRT Finance LLC, as agent and lender. SRT Finance LLC continues to be indirectly owned by Mr. Tannenbaum and Mrs. Tannenbaum, along with their family members and associated family trusts. The SRTF Credit Agreement provides for an unsecured revolving credit facility (the “SRTF Credit Facility”) with a $75.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the SRTF Credit Agreement. Interest is payable on the SRTF Credit Facility at a rate per annum equal to 8.00%. The SRTF Credit Facility matures on the earlier of (i) May 31, 2028 and (ii) the date of the closing of any Refinancing Indebtedness (as defined in the SRTF Credit Agreement) with an aggregate principal amount equal to or greater than $75.0 million. As amended, commencing on January 1, 2026, the Company will be required to pay an annual fee equal to 1.00% of the aggregate commitments ratably to the lenders, payable on the first business day of each quarter; provided that the fee due and payable on January 3, 2028 will be prorated on the basis of a year of 360 days for the actual number of days elapsed from and including January 1, 2028 until and excluding May 31, 2028. In connection with the SRTF Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $25.5 thousand, which were included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the SRTF Revolving Credit Facility.
As of December 31, 2025 and 2024, outstanding borrowings under the SRTF Credit Facility were $19.8 million and $75.0 million, respectively, and $55.2 million and zero were available for borrowing as of December 31, 2025 and 2024, respectively.

The following tables reflect a summary of interest expense incurred during the years ended December 31, 2025 and 2024:

	Year ended December 31, 2025
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$3,949,093	$326,194	$4,275,287
Unused fee expense	48,708	—	48,708
Amortization of deferred financing costs	472,055	5,934	477,989
Total interest expense	$4,469,856	$332,128	$4,801,984

	Year ended December 31, 2024
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$97,283	$77,530	$174,813
Unused fee expense	—	—	—
Amortization of deferred financing costs	41,092	363	41,455
Total interest expense	$138,375	$77,893	$216,268
7.    COMMITMENTS AND CONTINGENCIES
As of December 31, 2025 and 2024, the Company had the following commitments to fund various investments:

	As of December 31,
	2025	2024

Total loan commitments	$420,707,524	$190,921,475
Less: drawn commitments	(305,440,623)	(132,556,289)
Total undrawn commitments	$115,266,901	$58,365,186
The Company from time to time may be a party to litigation in the normal course of business. The Company investigates these claims as they arise. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. As of December 31, 2025, the Company was not aware of any legal claims that could materially impact its business, financial condition or results of operations.
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
Preferred Stock
As of December 31, 2025 and 2024, the Company was authorized to issue up to 10,000 shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”), respectively, of which none have been issued. The Board of Directors has the authority, without action by our shareholders, to issue up to 10,000 shares of Preferred Stock in one or more series or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of Common Stock. There were no shares of Preferred Stock designated or outstanding as of December 31, 2025 and 2024, respectively.
Common Stock
As of December 31, 2025 and 2024, the Company was authorized to issue up to 50,000,000 shares of Common Stock, respectively, and issued 13,420,986 and 7,004,676 shares of Common Stock, respectively.
Shelf Registration Statement
On August 1, 2025, the Company filed a shelf registration statement on Form S-3 (File No. 333-289188) (the “Shelf Registration Statement”), which was declared effective on August 6, 2025. Under the Shelf Registration Statement, the Company may, from time to time, issue and sell up to $500.0 million of the Company’s common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of the Company’s common stock or preferred stock.
On January 29, 2025, the Company completed a registered public offering of 5,750,000 shares of common stock at a public offering price of $12.00 per share (the “January 2025 Offering”), of which 1,000,000 shares of common stock were sold to Leonard M. Tannenbaum, the Company’s Executive Chairman, at the public offering price. The Company received net proceeds from the January 2025 Offering of $65.3 million, net of underwriting discounts of $3.7 million. In connection with the January 2025 Offering, the underwriters were granted an over-allotment option to purchase up to an additional 862,500 shares of the Company’s common stock. On January 31, 2025, the underwriters partially exercised the over-allotment option with respect to 650,000 shares of common stock and the Company received additional net proceeds of $7.3 million, net of underwriting discounts of $0.5 million. The Company incurred approximately $1.8 million of expenses in connection with the offering. After giving effect to the partial exercise of the over-allotment option, the total number of shares sold by the Company in the public offering was 6,400,000 shares and total gross proceeds, before deducting underwriting discounts and commissions, and other offering expenses payable by the Company, were approximately $76.8 million. The net proceeds to the Company totaled approximately $70.8 million.
At-the-Market Offering Program (“ATM Program”)
On August 13, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) by and among the Company, SUNS Manager and Raymond James & Associates, Inc. (the “Sales Agent”) under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $50.0 million. Under the terms of the Equity Distribution Agreement, the Company has agreed to pay the Sales Agents a commission of up to 2.0% of the gross sales price of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). There were no shares issued under the ATM Program during the year ended December 31, 2025.
Dividend Reinvestment Plan
On September 3, 2025, the Company established a dividend reinvestment plan (“DRIP”). The DRIP allows shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company’s common stock (which shares, at the Company’s option, are either newly issued directly from the Company or purchased by the plan administrator in the open market). The Company may issue up to 1,000,000 shares of common stock under the DRIP. There were no shares issued under the DRIP during the year ended December 31, 2025.
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
During the year ended December 31, 2025, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager or its affiliates, with an aggregate of 19,625 shares of restricted stock granted to such eligible persons. The restricted stock awards granted during the year ended December 31, 2025 under the 2024 Plan vest over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
During the year ended December 31, 2024, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager or its affiliates, with an aggregate of 115,644 shares of restricted stock granted to such eligible persons. The restricted stock awards granted during the year ended December 31, 2024 under the 2024 Plan contain vesting periods that vary from one-year vesting to vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
As of December 31, 2025, there were 131,954 shares of restricted stock granted under the 2024 Plan.
As of December 31, 2025, the maximum number of shares of the Company’s Common Stock that may be delivered pursuant to awards under the 2024 Plan (the “Share Limit”) equaled 1,191,122 shares, of which 1,059,168 shares remained available for future issuance under the 2024 Plan. At the discretion of the Board of Directors, the Company waived the evergreen provision in connection with the Minimum Annual Increase (as defined in the 2024 Plan) under the 2024 Plan for the 2024 fiscal year. In January 2025, the Company completed an offering of the Company’s Common Stock and pursuant to the evergreen provision in the 2024 Plan with respect to the public offerings, the total number of shares reserved for issuance under the 2024 Plan automatically increased by ten percent of the total number of shares of Common Stock sold by the Company in the January 2025 Offering, which equaled 640,000 shares. Shares that are subject to or underlie awards that expire or, for any reason, are cancelled, terminated, forfeited, fail to vest or are not paid or delivered under the 2024 Plan will not be counted against the Share Limit and will again be available for subsequent awards under the 2024 Plan.

Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024

Stock-based compensation	$1,019,168	$338,404
Restricted Stock
The following table summarizes restricted stock (i) converted upon Spin-Off, (ii) granted, (iii) vested and (iv) forfeited for the Company’s directors and officers and employees of the Manager as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Converted upon Spin-Off	88,685	88,685
Granted	135,269	115,644
Vested	(76,350)	(805)
Forfeited	(3,315)	—
Balance	144,289	203,524
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity as of and during the year ended December 31, 2025:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2024	203,524	$13.16
Granted	19,625	11.78
Vested	(75,545)	13.33
Forfeited	(3,315)	13.04
Balance as of December 31, 2025	144,289	$12.88
During the year ended December 31, 2024, 115,644 shares of restricted stock were granted with a weighted-average grant date fair value of $13.34. During the year ended December 31, 2024, 805 shares of restricted stock vested with a weighted-average grant date fair value of $21.64. The total fair value of shares vested during the years ended December 31, 2025 and 2024, was approximately $0.9 million and $11.8 thousand, respectively.
As of December 31, 2025, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.71 years.

9.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted earnings per common share for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024

Net income	$12,142,409	$6,868,421
Dividends paid on unvested restricted stock	(248,458)	(26,091)
Net income attributable to common shareholders	11,893,951	6,842,330
Divided by:
Basic weighted average shares of common stock outstanding	12,742,894	6,800,841
Weighted average unvested restricted stock	31,434	34,956
Diluted weighted average shares of common stock outstanding	12,774,328	6,835,797
Basic earnings per common share	$0.93	$1.01
Diluted earnings per common share	$0.93	$1.00
Diluted earnings per common share was computed using the treasury stock method for restricted stock. Diluted earnings per common share excluded 63,489 and 35,447 weighted average shares of unvested restricted stock due to anti-dilutive effect for the years ended December 31, 2025 and 2024, respectively.
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
So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on the portion of our taxable income or capital gain that is distributed to shareholders annually. The Company had no income tax provision for the years ended December 31, 2025 and 2024.
For the years ended December 31, 2025 and 2024, the Company incurred no expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months. As of December 31, 2025, tax years 2024-2025 remain subject to examination by taxing authorities.
11.    FAIR VALUE
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheets, for which it is practicable to estimate that value.

The following table details the carrying value and fair value of the Company’s financial instruments not recognized at fair value in the consolidated balance sheets as of December 31, 2025:

	As of December 31, 2025
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$6,445,328	$6,445,328
Loans held for investment, net	$302,674,743	$302,338,242
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
Base Management Fees incurred for the years ended December 31, 2025 and 2024 were approximately $2.1 million and $0.8 million, respectively. Refer to the fee waiver below.
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
Incentive Fees incurred for the year ended December 31, 2025 were approximately $0.4 million. There were no Incentive Fees incurred for the year ended December 31, 2024. Refer to the fee waiver below.
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
For the year ended December 31, 2025, Base Management Fees waived were $0.6 million and Incentive Fees waived were $0.5 million.

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
Services Agreement
In July 2024, SUNS Manager entered into a Services Agreement with SRT Group LLC, an affiliate of SUNS Manager and certain officers. The Services Agreement sets forth the terms on which SRT Group LLC will provide SUNS its investment personnel.
The Company is required to pay all of its allocable costs and expenses and reimburse the Manager or its affiliates for such expenses paid or incurred on behalf of the Company by the Manager or its affiliates, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement.
Until the completion of the Spin-Off, there were no Base Management Fees or Incentive Fees incurred by the Company. The following table summarizes the related party costs incurred by the Company for the years ended December 31, 2025 and 2024:

	Years ended December 31,
	2025	2024
Affiliate costs
Base management fees	$2,079,792	$815,301
Incentive fees earned	374,338	—
General and administrative expenses reimbursable to Manager	2,412,177	1,072,527
Professional fees reimbursable to Manager	44,671	13,106
Total	$4,910,978	$1,900,934
Amounts payable to the Manager as of December 31, 2025 and 2024 were approximately $1.0 million and $1.1 million, respectively, and are recorded within Accrued management and incentive fees and Accrued direct administrative expenses in the Company’s consolidated Balance Sheets.
The Manager is beneficially owned by certain officers as of the date of this Annual Report on Form 10-K: 37%, by Mr. Tannenbaum, the Company’s Executive Chairman, 8% by Mrs. Tannenbaum, the Company’s President, 42% by other Tannenbaum family members and trusts, 7% by Mr. Sedrish, the Company’s Chief Executive Officer, 2% by Brandon Hetzel, the Company’s Chief Financial Officer, and 1% by Gabriel Katz, the Company’s Chief Legal Officer.
Investments in Loans
From time to time, the Company may co-invest with other investment vehicles managed by the SUNS Manager or its affiliates, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, SUNS Manager or its affiliates, including TCG RE Agent, may from time to time serve as administrative and collateral agents to the lenders under the loans in the Company’s portfolio. As of December 31, 2025, there were 16 co-invested loans held by the Company and affiliates of the Company.
Additionally, in connection with the Company’s exercise of its right to foreclose on the hotel property that was the underlying collateral for the San Antonio Loan, in March 2026, the Company formed a joint venture entity with the affiliate co-lender on the San Antonio Loan to acquire ownership of the San Antonio property proportional to their respective holdings in the San Antonio Loan, with the Company owning 65.0% of the joint venture. Refer to Note 3 for more information.

Unsecured Revolving Credit Facility with Affiliate
The Company entered the Revolving Credit Facility with SRT Finance LLC, an affiliate of the Company and Mr. and Mrs. Tannenbaum. Refer to Note 6 for more information.
13.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the years ended December 31, 2025 and 2024:

Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Taxable Ordinary Income	Qualified Dividends	Return of Capital	Section 199A Dividends

8/14/2024	9/30/2024	10/15/2024	$0.21	$0.21	$—	$—	$0.21
8/14/2024	12/31/2024	1/15/2025	0.42	0.42	—	—	0.42
2024 Total cash dividend			$0.63	$0.63	$—	$—	$0.63
3/4/2025	3/31/2025	4/15/2025	$0.30	$0.30	$—	$—	$0.30
6/13/2025	6/30/2025	7/15/2025	0.30	0.30	—	—	0.30
9/15/2025	9/30/2025	10/15/2025	0.30	0.30	—	—	0.30
12/15/2025	12/31/2025	1/15/2026	0.30	0.30	—	—	0.30
2025 Total cash dividend			$1.20	$1.20	$—	$—	$1.20
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
Interest income earned on the Company’s portfolio was concentrated with four borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $15.3 million, or 58%, of consolidated interest income during the year ended December 31, 2025. Interest income earned on the Company’s portfolio was concentrated with four borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $9.3 million, or 86%, of consolidated interest income during the year ended December 31, 2024.

15.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these consolidated financial statements.
In January 2026, the Company and an affiliated co-investor entered into and exited a $21.6 million senior bridge loan to finance the acquisition of a ranch located in Colorado. The Company committed a total of $14.0 million, and an affiliated co-investor committed the remaining $7.6 million, funding $14.0 million and $7.6 million, respectively, upon closing. The senior bridge loan was issued at a discount of 3.0% and matures in July 2026. The senior bridge loan was fully paid off four days after closing in January 2026.
In December 2025, TCG RE Agent delivered a notice of default on behalf of the lenders with respect to the Company’s senior hospitality loan in San Antonio, Texas (the “San Antonio Loan”) based on certain payment defaults, including failure to make its November interest payment when due, for which we determined foreclosure was probable. The San Antonio Loan was placed on nonaccrual status effective October 10, 2025. In connection with the event of default, TCG RE Agent took control of cash escrows held by TCG RE Agent of $0.6 million that were available for capital expenditure reserves to the loan and applied it toward a principal repayment in accordance with the terms of the loan agreement, of which the Company was proportionally allocated $0.4 million during the year ended December 31, 2025. As of December 31, 2025, the Company’s portion of the San Antonio Loan had an unpaid principal balance of approximately $26.4 million and amortized cost of $26.2 million. Additionally, in anticipation of a potential foreclosure, the Company formed a joint venture entity with the affiliate co-lender on the San Antonio Loan in proportion to their holdings in the San Antonio Loan, with the Company owning 65.0% of the joint venture. In March 2026, the co-lenders exercised their right to foreclose on the hotel property that was the underlying collateral for the San Antonio Loan. The joint venture acquired the hotel property through a credit bid equal to the aggregate unpaid principal balance of approximately $40.6 million. The timing and outcome of the proceedings and the amount of any recovery remain uncertain.
In February 2026, the Company and an affiliated co-investor entered into a $69.3 million subordinate B-note secured by a portfolio of hotel properties. The Company committed approximately $48.3 million, and an affiliated co-investor committed the remaining $21.0 million, funding $45.3 million and $19.7 million, respectively, upon closing. The financing also included approximately $336.7 million of Senior A-note debt held by an unaffiliated third party and will refinance existing indebtedness on the properties. The subordinate B-note bears interest at a rate of SOFR plus 8.25%, with a rate index floor of 3.00%. The subordinate B-note is secured by a first mortgage (and lease-hold mortgage on two properties) and related collateral interests pursuant to the terms of the credit agreement and related loan documents. The proceeds of the loan will be used to refinance existing debt, provides an “earn out” and stabilizes the assets.
In February 2026, the Company entered into Amendment Number Seven to the Loan and Security Agreement (“Amendment Number Seven”), by and among the Company and certain subsidiaries, as borrowers, the lenders party thereto, and East West Bank, which, among other things (i) facilitated the entry of an additional lender; (ii) increased the aggregate commitment by $25.0 million, for a total maximum revolver usage of $165.0 million; and (iii) revised the required consent from certain lenders to advance additional funds under the Revolving Credit Agreement.
In March 2026, the Company’s Board of Directors declared a regular cash dividend of $0.30 per outstanding share of common stock for the first quarter of 2026 to shareholders of record as of March 31, 2026, which will be paid on April 15, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2026
SUNRISE REALTY TRUST, INC.

	By:	/s/ Brian Sedrish
Brian Sedrish
Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2026
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