Form 10-Q
period 2026-03-31
Sunrise Realty Trust, Inc.
filed 2026-05-14
CIK 2012706

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at May 8, 2026
Common stock, $0.01 par value per share	13,518,205

Index
SUNRISE REALTY TRUST, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNRISE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Loans held for investment at carrying value, net	$296,841,030	$302,674,743
Current expected credit loss reserve	(322,786)	(1,891,170)
Loans held for investment at carrying value, net of current expected credit loss reserve	296,518,244	300,783,573

Cash and cash equivalents	5,658,839	6,445,328
Interest receivable	2,571,173	2,264,133
Investment in unconsolidated real estate joint venture	24,635,000	—
Prepaid expenses and other assets	647,696	735,230
Total assets	$330,030,952	$310,228,264

Liabilities
Accrued interest	$1,080,911	$730,644
Dividends payable	4,055,897	4,026,296
Current expected credit loss reserve	228,826	178,066
Accrued management and incentive fees	1,635,136	692,716
Accrued direct administrative expenses	633,432	282,296
Accounts payable and other liabilities	466,954	355,865
Line of credit payable	88,050,000	102,250,000
Line of credit payable to affiliate	51,350,000	19,750,000
Total liabilities	147,501,156	128,265,883
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at March 31, 2026 and December 31, 2025 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized at March 31, 2026 and December 31, 2025 and 13,519,655 and 13,420,986 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	135,197	134,210
Additional paid-in capital	187,114,464	186,745,489
Accumulated (deficit) earnings	(4,719,865)	(4,917,318)
Total shareholders' equity	182,529,796	181,962,381

Total liabilities and shareholders' equity	$330,030,952	$310,228,264
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Interest income	$10,272,686	$4,958,523
Interest expense	(2,967,637)	(336,159)
Net interest income	7,305,049	4,622,364
Expenses
Management and incentive fees	1,635,136	—
General and administrative expenses	743,099	753,126
Stock-based compensation	369,962	243,621
Professional fees	243,219	408,532
Total expenses	2,991,416	1,405,279
Provision for current expected credit losses	(60,283)	(117,648)
Net income before income taxes	4,253,350	3,099,437
Income tax expense	—	—
Net income	$4,253,350	$3,099,437

Earnings per common share:
Basic	$0.32	$0.27
Diluted	$0.32	$0.27

Weighted average number of common shares outstanding:
Basic	13,319,225	11,208,015
Diluted	13,325,211	11,221,016
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2025	13,420,986	$134,210	$186,745,489	$(4,917,318)	$181,962,381
Stock-based compensation	98,669	987	368,975	—	369,962
Dividends declared on common shares ($0.30 per share)	—	—	—	(4,055,897)	(4,055,897)
Net income	—	—	—	4,253,350	4,253,350
Balance as of March 31, 2026	13,519,655	$135,197	$187,114,464	$(4,719,865)	$182,529,796

Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2024	7,004,676	$70,047	$115,022,034	$(954,334)	$114,137,747
Stock-based compensation, net of forfeitures	16,818	168	243,453	—	243,621
Dividends declared on common shares ($0.30 per share)	—	—	—	(4,026,448)	(4,026,448)
Issuance of common stock, net of offering costs	6,400,000	64,000	71,289,741	—	71,353,741
Net income	—	—	—	3,099,437	3,099,437
Balance as of March 31, 2025	13,421,494	$134,215	$186,555,228	$(1,881,345)	$184,808,098
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$4,253,350	$3,099,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for current expected credit losses	60,283	117,648
Amortization of deferred financing costs	344,109	68,050
Accretion of deferred loan original issue discount and premium, net	(1,129,036)	(292,672)
Stock-based compensation	369,962	243,621
Interest drawn on loans	(4,124,684)	(3,740,082)
PIK interest	(32,847)	—
Changes in operating assets and liabilities:
Interest receivable	(307,040)	(534,325)
Prepaid expenses and other assets	(23,772)	378,337
Accrued interest	350,267	680
Accrued management and incentive fees	942,420	(393,063)
Accrued direct administrative expenses	351,136	(75,137)
Accounts payable and other liabilities	111,089	212,915
Net cash provided by (used in) operating activities	1,165,237	(914,591)

Cash flows from investing activities:
Issuance of and fundings on loans	(85,191,929)	(104,743,576)
Principal repayment of loans	70,099,302	9,015,769
Net cash used in investing activities	(15,092,627)	(95,727,807)

Cash flows from financing activities:
Proceeds from sale of common stock	—	72,588,000
Payment of offering costs - equity offering	—	(313,421)
Payment of financing costs	(232,803)	(34,207)
Borrowings on revolving credit facilities	87,100,000	81,060,000
Repayment of revolving credit facilities	(69,700,000)	(236,700,000)
Dividends paid to common shareholders	(4,026,296)	(2,941,964)
Net cash provided by (used in) financing activities	13,140,901	(86,341,592)

Net decrease in cash and cash equivalents	(786,489)	(182,983,990)
Cash and cash equivalents, beginning of period	6,445,328	184,626,770
Cash and cash equivalents, end of period	$5,658,839	$1,642,780

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$903,135	$1,412,778
Non-cash investment in unconsolidated real estate joint venture	$24,635,000	$—
Dividends declared and not yet paid	$4,055,897	$4,026,448
Offering costs included in accounts payable and other liabilities	$—	$920,838

Supplemental information:
Interest paid during the period	$2,273,261	$267,429
Income taxes paid during the period	$—	$—
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
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
2.    SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”).
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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. Significant estimates include the current expected credit losses reserve (“CECL Reserve”) and the valuation of real estate owned (“REO”) acquired through foreclosure proceedings.

Index
Equity Method Investments
The Company accounts for its investment in unconsolidated real estate joint ventures over which it has the ability to exercise significant influence, but does not control, under the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Under the equity method, the Company initially records the investment at cost and subsequently adjusts the carrying value of the investment to recognize the Company’s proportionate share of the investee’s earnings or losses, which are included in equity in earnings (loss) of unconsolidated joint ventures in the consolidated statements of operations.
In instances where the Company acquires real estate through foreclosure proceedings and contributes such real estate to an unconsolidated real estate joint venture, the Company initially records its investment in the joint venture at the fair value of the real estate contributed on the date of contribution. Fair value is generally determined based on the appraised value of the underlying real estate, less estimated costs to sell, as applicable.
Distributions received from equity method investees are recorded as reductions of the investment balance to the extent they represent returns of investment.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable or that a decline in value may be other-than-temporary. In evaluating whether an other-than-temporary impairment exists, the Company considers various qualitative and quantitative factors, including the financial condition and near-term prospects of the investee, the underlying collateral and asset quality, expected holding period, market conditions and other relevant factors. If the Company determines that a decline in value is other-than-temporary, the investment is written down to its estimated fair value, with the resulting impairment recognized in earnings.
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
3.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of March 31, 2026 and December 31, 2025, the Company’s portfolio included 15 and 16 loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $397.1 million and $420.7 million, respectively, and outstanding principal was approximately $299.3 million and $305.5 million, respectively, as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, the Company funded approximately $90.2 million of new loans and additional principal on existing loans and had approximately $70.1 million of principal repayments of loans held at carrying value. As of March 31, 2026 and December 31, 2025, approximately 96.2% and 96.4%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of March 31, 2026, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 3.7% and subject to a weighted average floor of 3.9%, and U.S. prime rate quoted at 6.75% and subject to a weighted average floor of 8.0% based on outstanding principal.

Index
The following tables summarizes the Company’s loans held at carrying value as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$226,160,188	$(1,962,510)	$224,197,678	1.6
Subordinate debt	73,126,550	(483,198)	72,643,352	2.6
Total loans held at carrying value	$299,286,738	$(2,445,708)	$296,841,030	1.8

	As of December 31, 2025
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$282,678,920	$(2,803,998)	$279,874,922	1.9
Subordinate debt	22,834,265	(34,444)	22,799,821	2.4
Total loans held at carrying value	$305,513,185	$(2,838,442)	$302,674,743	1.9
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID or premium and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of March 31, 2026 and December 31, 2025.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.
The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2026:

	Principal	Original Issue (Discount) Premium	Carrying Value

Total loans held at carrying value at December 31, 2025	$305,513,185	$(2,838,442)	$302,674,743
New fundings	86,095,064	(903,135)	85,191,929
Interest drawn on loans	4,124,684	—	4,124,684
Accretion of original issue discount and premium, net	—	1,129,036	1,129,036
Loan repayments	(70,099,302)	—	(70,099,302)
Foreclosure and contribution to real estate joint venture	(26,379,740)	166,833	(26,212,907)
PIK interest	32,847	—	32,847
Total loans held at carrying value at March 31, 2026	$299,286,738	$(2,445,708)	$296,841,030
As of March 31, 2026, there were no loans in the Company’s portfolio on nonaccrual status. As of December 31, 2025, the Company had one loan held at carrying value on nonaccrual status.
During the three months ended March 31, 2026, the Company derecognized its senior hospitality loan in San Antonio, Texas (the “San Antonio Loan”) in connection with the foreclosure on the underlying collateral and the contemporaneous contribution of the acquired real estate to a newly formed unconsolidated joint venture. In exchange, the Company received

Index
an equity interest in the joint venture, which is accounted for under the equity method. The contribution was recorded based on the fair value of the underlying collateral of approximately $24.6 million. See Note 6 included in these consolidated financial statements for additional information.
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of March 31, 2026 is as follows:

Loan Type	Location	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Interest Rate		Maturity Date(2)	Payment Terms(3)
Senior mortgage loans:
Residential	Austin, TX	$14,087,288	$(136,919)	$13,950,369	9.75%	(4)	7/3/2027	I/O
Residential	Palm Beach Gardens, FL	28,637,600	(193,860)	28,443,740	12.25%	(5)	9/1/2027	I/O
Residential	Palm Beach Gardens, FL	25,114,339	(171,053)	24,943,286	10.25%	(6)	9/1/2027	I/O
Residential	Fort Lauderdale, FL	16,672,674	(103,846)	16,568,828	11.48%	(7)	12/30/2026	I/O
Hospitality	Austin, TX	32,000,000	(222,222)	31,777,778	9.50%	(8)	12/11/2027	I/O
Residential	Aventura, FL	30,750,872	(120,329)	30,630,543	9.00%	(9)	1/27/2027	I/O
Net Leased Tenant	New Orleans, LA	18,196,973	(268,889)	17,928,084	10.10%	(10)	1/30/2028	I/O
Residential	Park City, UT	4,295,478	(142,308)	4,153,170	11.25%	(11)	8/1/2027	I/O
Residential	Miami, FL	23,468,054	(145,834)	23,322,220	8.41%	(12)	9/25/2028	I/O
Industrial	Doral, FL	8,887,586	(70,350)	8,817,236	9.95%	(13)	10/6/2027	I/O
Industrial	West Palm Beach, FL	1,830,567	(128,567)	1,702,000	9.95%	(13)	10/16/2027	I/O
Retail	Houston, TX	22,218,757	(258,333)	21,960,424	9.50%	(14)	10/24/2028	I/O
Subordinate debt:
Residential	Miami, FL	11,296,455	(68,611)	11,227,844	13.25%	(15)	11/15/2027	I/O
Residential	Miami, FL	16,536,991	41,250	16,578,241	14.50%	(16)	12/13/2028	I/O
Hospitality	Diversified	45,293,104	(455,837)	44,837,267	11.25%	(17)	2/13/2029	I/O
Total loans held at carrying value		$299,286,738	$(2,445,708)	$296,841,030
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
(5)Base interest rate of 8.25% plus SOFR (SOFR floor of 4.00%).
(6)Base interest rate of 6.25% plus SOFR (SOFR floor of 4.00%).
(7)Cash interest rate represents a blended rate of differing cash interest rates applicable to each of the A-Notes and B-Notes to which the Company is a lender under the credit agreements. The A-Notes bear interest at a base interest rate of 4.75% plus SOFR (SOFR floor of 4.75%) and the B-Notes bear interest at a base interest rate of 11.00% plus SOFR (SOFR floor of 4.75%).
(8)Base interest rate of 5.50% plus SOFR (SOFR floor of 4.00%).
(9)Base interest rate of 5.00% plus SOFR (SOFR floor of 4.00%).
(10)Base interest rate of 5.60% plus SOFR (SOFR floor of 4.50%).
(11)Base interest rate of 3.25% plus U.S. prime rate (U.S. prime floor of 8.00%).
(12)Base interest rate of 4.75% plus SOFR (SOFR floor of 3.50%).
(13)Base interest rate of 6.20% plus SOFR (SOFR floor of 3.75%).
(14)Base interest rate of 5.75% plus SOFR (SOFR floor of 3.75%).
(15)Base interest rate of 13.25%.
(16)Base interest rate of 9.50% plus SOFR (SOFR floor of 4.00%) and PIK interest rate of 1.00%.
(17)Base interest rate of 8.25% plus SOFR (SOFR floor of 3.00%)

Index
4.    CURRENT EXPECTED CREDIT LOSSES
As of March 31, 2026 and December 31, 2025, the Company’s CECL Reserve for its loans held at carrying value was approximately $0.6 million and $2.1 million, respectively, or 0.19% and 0.68%, respectively, of the Company’s total loans held at carrying value of approximately $296.8 million and $302.7 million, respectively, and is bifurcated between the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of approximately $0.3 million and $1.9 million, respectively, and a liability for unfunded commitments of approximately $0.2 million and $0.2 million, respectively. The liability was based on the unfunded portion of the loan commitment over the full contractual period over which the Company is exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur and, if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve.
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value as of and for the three months ended March 31, 2026 was as follows:

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2025	$1,891,170	$178,066	$2,069,236
Provision for current expected credit losses	9,523	50,760	60,283
Write-offs(3)	(1,577,907)	—	(1,577,907)
Recoveries	—	—	—
Balance at March 31, 2026	$322,786	$228,826	$551,612

(1)As of March 31, 2026 and December 31, 2025, the CECL Reserve related to outstanding balances on loans held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of March 31, 2026 and December 31, 2025, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
(3)During the three months ended March 31, 2026, the Company wrote off the provision for credit losses associated with the San Antonio Loan that was derecognized in connection with the foreclosure and contribution to a joint venture.
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

Index
As of March 31, 2026, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2026	2025	2024	Total
1	$—	$—	$13,950,369	$13,950,369
2	44,837,267	125,091,918	112,961,476	282,890,661
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$44,837,267	$125,091,918	$126,911,845	$296,841,030

Gross write-offs	$—	$—	$(1,577,907)	$(1,577,907)
During the three months ended March 31, 2026, the Company and its affiliate co-lender exercised their rights to foreclose on the hotel property underlying the San Antonio Loan. Upon foreclosure, the Company derecognized the loan and the related CECL reserve of approximately $1.6 million. At the time of foreclosure, the San Antonio Loan had an outstanding principal balance of approximately $26.4 million and an amortized cost basis of approximately $26.2 million. Prior to foreclosure, the loan had a risk rating of “5.” The amortized cost basis of the loan, net of the related CECL reserve, approximated the fair value of the acquired collateral of approximately $24.6 million, which was subsequently contributed to a newly formed unconsolidated joint venture. See Note 6 included in these consolidated financial statements for additional information.
5.    INTEREST RECEIVABLE
The following table summarizes the interest receivable balance for the Company as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025

Interest receivable	$2,552,955	$2,251,700
Unused fees receivable	4,455	2,203
PIK receivable	9,805	7,037
Other fees receivable	3,958	3,193
Total interest receivable	$2,571,173	$2,264,133
6.    INVESTMENT IN UNCONSOLIDATED REAL ESTATE JOINT VENTURE
In February 2026, the Company, together with the affiliate co-lender to the San Antonio Loan, formed 123 Lex Ave Hotel Holdings LLC (the “Lex Ave JV”) in proportion to their respective interests in the San Antonio Loan.
In March 2026, the lenders exercised their rights to foreclose on the hotel property that served as the underlying collateral for the San Antonio Loan. Upon foreclosure, legal title to the property was obtained by the lenders, and the property was contemporaneously contributed to the Lex Ave JV. Upon foreclosure, the Company recognized real estate owned (“REO”) at the lesser of the carrying value of the San Antonio Loan and the fair value of the underlying collateral. The Company’s contribution to the Lex Ave JV was recorded at the fair value of the contributed REO of approximately $24.6 million. The Lex Ave JV acquired the hotel property through a credit bid equal to the aggregate unpaid principal balance of approximately $40.6 million.
Following the contribution, the Company holds a 65.0% ownership interest in the Lex Ave JV. The Company’s investment in the Lex Ave JV was initially recorded based on its proportionate share of the fair value of the contributed net assets. No gain or loss was recognized upon foreclosure and contribution, as the transaction was accounted for as an exchange of the loan for an equity method investment.

Index
Activity in the Company’s investment in the Lex Ave JV during the three months ended March 31, 2026 consisted of the initial contribution described above. There were no additional capital contributions, distributions, or equity in earnings (loss) during the period.
The formation of the Lex Ave JV and related contribution resulted in the derecognition of the San Antonio Loan from the Company’s consolidated balance sheet.
The following table summarizes the Company’s investment in unconsolidated real estate joint ventures as of March 31, 2026 and December 31, 2025:

Entity	Date Formed	Ownership %	As of March 31, 2026	As of December 31, 2025

123 Lex Ave Hotel Holdings LLC	2/27/2026	65%	$24,635,000	$—
7.    DEBT
Revolving Credit Facility
On November 6, 2024, the Company entered into a Loan and Security Agreement (as amended, the “Revolving Credit Agreement”) with the lenders party thereto and East West Bank, as administrative agent. The Revolving Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) with initial aggregate commitments of $50.0 million, which may be borrowed, repaid and redrawn, subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement.
During the year ended December 31, 2025, the Company entered into a series of amendments to the Revolving Credit Facility that, among other things, increased the aggregate commitment from $50.0 million to $140.0 million.
In February 2026, the Company entered into Amendment Number Seven to the Revolving Credit Facility (“Amendment Number Seven”), by and among the Company and certain subsidiaries, as borrowers, the lenders party thereto, and East West Bank, as administrative agent, which, among other things (i) facilitated the entry of an additional lender; (ii) increased the aggregate commitment by $25.0 million, for a total maximum revolver usage of $165.0 million; and (iii) revised the required consent from certain lenders to advance additional funds under the Revolving Credit Agreement. Pursuant to the Revolving Credit Agreement, total commitments may be increased to up to $200.0 million, subject to borrowing base availability and lender participation. The Revolving Credit Facility matures on November 8, 2027.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to SOFR plus 2.75%, subject to a SOFR floor of 2.63%, with an additional 0.25% during any Increase Rate Month (as defined in the Revolving Credit Agreement).
The Company is required to pay certain fees under the Revolving Credit Agreement, including a $75.0 thousand agent fee and a 0.25% per annum unused commitment fee, payable semi-annually in arrears, subject to waiver if specified utilization thresholds are met. During the three months ended March 31, 2026 and 2025, the Company did not incur any unused commitment fees. In connection with the Revolving Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $0.5 million, which were included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the Revolving Credit Facility.
The Revolving Credit Facility is guaranteed by certain material subsidiaries of the Company and is secured by substantially all assets of the Company; provided that upon the meeting of certain conditions, the Revolving Credit Facility will be secured only by certain assets of the Company comprising of or relating to loan obligations designed for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including a liquidity and debt service coverage ratio covenant. As amended, the Revolving Credit Facility requires us to, among other things: (i) maintain liquidity equal to the greater of (A) $5 million and (B) an amount equal to 10% of the outstanding obligations thereunder so long as we maintain at least $5 million in qualified cash, (ii) maintain a quarterly debt service coverage ratio of at least 1.50 to 1.0 and (iii) maintain a leverage ratio of not more than 3.25x measured as of the end of each fiscal quarter. To the best of the Company’s knowledge, as of March 31, 2026, the Company was in compliance in all material respects with these covenants.

Index
As of March 31, 2026 and December 31, 2025, outstanding borrowings under the Revolving Credit Facility were $88.1 million and $102.3 million, respectively, and $76.9 million and $37.7 million were available for borrowing as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 6.41% and 6.59%, respectively.
SRTF Credit Facility
On December 9, 2024, the Company entered into an unsecured revolving credit agreement (the “SRTF Credit Agreement”) with SRT Finance LLC, an affiliate, as agent and lender. The SRTF Credit Agreement provides for an unsecured revolving credit facility (the “SRTF Credit Facility”) with aggregate commitments of $75.0 million, which may be borrowed, repaid and redrawn, subject to a draw fee and other customary conditions.
Borrowings under the SRTF Credit Facility bear interest at a rate per annum of 8.00%. The SRTF Credit Facility matures on the earlier of (i) May 31, 2028 and (ii) the closing date of certain Refinancing Indebtedness, as defined in the SRTF Credit Agreement. As amended, beginning January 1, 2026, the Company is required to pay a quarterly fee equal to 0.25% of the aggregate commitments ratably to the lenders, payable on the first business day of each quarter; provided that the fee due and payable on April 1, 2028 will be prorated on the basis of a year of 360 days for the actual number of days elapsed from and including April 1, 2028 until and excluding May 31, 2028.
In connection with the SRTF Credit Agreement, the Company incurred approximately $25.5 thousand of deferred financing costs, which are included in prepaid expenses and other assets and are amortized over the term of the facility.
As of March 31, 2026 and December 31, 2025, outstanding borrowings under the SRTF Credit Facility were $51.4 million and $19.8 million, respectively, and $23.6 million and $55.2 million were available for borrowing as of March 31, 2026 and December 31, 2025, respectively.
The following tables reflect a summary of interest expense incurred during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$1,702,172	$921,356	$2,623,528
Unused fee expense	—	—	—
Amortization of deferred financing costs	154,652	189,457	344,109
Total interest expense	$1,856,824	$1,110,813	$2,967,637

	Three Months Ended March 31, 2025
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$245,505	$22,604	$268,109
Unused fee expense	—	—	—
Amortization of deferred financing costs	66,633	1,417	68,050
Total interest expense	$312,138	$24,021	$336,159

Index
8.    COMMITMENTS AND CONTINGENCIES
As of March 31, 2026 and December 31, 2025, the Company had the following commitments to fund various investments:

	As of March 31, 2026	As of December 31, 2025

Total loan commitments	$397,086,697	$420,707,524
Less: drawn commitments	(299,181,328)	(305,440,623)
Total undrawn commitments	$97,905,369	$115,266,901
The Company from time to time may be a party to litigation in the normal course of business. The Company investigates these claims as they arise. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. As of March 31, 2026, the Company was not aware of any legal claims that could materially impact its business, financial condition or results of operations.
9.    SHAREHOLDERS’ EQUITY
Preferred Stock
As of March 31, 2026 and 2025, the Company was authorized to issue up to 10,000 shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”), respectively, of which none have been issued. The Board of Directors has the authority, without action by our shareholders, to issue up to 10,000 shares of Preferred Stock in one or more series or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of Common Stock. There were no shares of Preferred Stock designated or outstanding as of March 31, 2026 and December 31, 2025, respectively.
Common Stock
As of March 31, 2026 and December 31, 2025, the Company was authorized to issue up to 50,000,000 shares of Common Stock, respectively, and issued 13,519,655 and 13,420,986 shares of Common Stock, respectively.
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
On January 29, 2025, the Company completed a registered public offering of common stock at a public offering price of $12.00 per share (the “January 2025 Offering”), including a partial exercise of the underwriters’ over-allotment option. In aggregate, the Company issued 6,400,000 shares and received total net proceeds of approximately $70.8 million after underwriting discounts and offering expenses.
At-the-Market Offering Program (“ATM Program”)
On August 13, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) by and among the Company, SUNS Manager and Raymond James & Associates, Inc. (the “Sales Agent”) under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $50.0 million. Under the terms of the Equity Distribution Agreement, the Company has agreed to pay the Sales Agents a commission of up to 2.0% of the gross sales price of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). There were no shares issued under the ATM Program during the three months ended March 31, 2026.

Index
Dividend Reinvestment Plan
On September 3, 2025, the Company established a dividend reinvestment plan (“DRIP”). The DRIP allows shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company’s common stock (which shares, at the Company’s option, are either newly issued directly from the Company or purchased by the plan administrator in the open market). The Company may issue up to 1,000,000 shares of common stock under the DRIP. There were no shares issued under the DRIP during the three months ended March 31, 2026.
Stock Incentive Plan
The Company maintains the 2024 Stock Incentive Plan (the “2024 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, stock bonuses, stock units and other forms of awards granted or denominated in the Company’s Common Stock or units of Common Stock. The 2024 Plan is intended to provide flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances. Any award may be structured to be paid or settled in cash. The Company has granted, and currently intends to continue to grant, restricted stock awards to participants in the 2024 Plan, but it may also grant any other type of award available under the 2024 Plan in the future. Persons eligible to receive awards under the 2024 Plan include officers or employees of the Company or any of its subsidiaries, directors of the Company, employees of the Manager and certain directors, consultants and other service providers to the Company or any of its subsidiaries.
During the three months ended March 31, 2026, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager or its affiliates, with an aggregate of 98,669 shares of restricted stock granted to such eligible persons. The restricted stock awards granted during the three months ended March 31, 2026 under the 2024 Plan contain vesting periods that vary from immediately, vesting over a one-year period, and vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
During the three months ended March 31, 2025, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager or its affiliates, with an aggregate of 19,625 shares of restricted stock granted to such eligible persons. The restricted stock awards granted in February 2025 under the 2024 Plan vest over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
As of March 31, 2026, there were 230,623 shares of restricted stock granted under the 2024 Plan.
As of March 31, 2026, the maximum number of shares of the Company’s Common Stock that may be delivered pursuant to awards under the 2024 Plan (the “Share Limit”) equaled 1,191,122 shares, of which 960,499 shares remained available for future issuance under the 2024 Plan.

Index
Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Stock-based compensation	$369,962	$243,621
Restricted Stock
The following table summarizes restricted stock (i) converted, (ii) granted, (iii) vested and (iv) forfeited for the Company’s directors and officers and employees of the Manager as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Converted	88,685	88,685
Granted	233,938	135,269
Vested	(127,231)	(76,350)
Forfeited	(3,315)	(3,315)
Balance	192,077	144,289
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity as of and during the three months ended March 31, 2026:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2025	144,289	$12.88
Granted	98,669	9.34
Vested	(50,881)	11.93
Forfeited	—	—
Balance as of March 31, 2026	192,077	$11.31
The total fair value of shares vested during the three months ended March 31, 2026 was approximately $0.5 million.
During the three months ended March 31, 2025, 19,625 shares of restricted stock were granted with a weighted-average grant date fair value of $11.78. During the three months ended March 31, 2025, 34,671 shares of restricted stock vested with a weighted-average grant date fair value of $13.13. The total fair value of shares vested during the three months ended March 31, 2025 was approximately $0.5 million.
As of March 31, 2026, there was approximately $1.8 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.98 years.

Index
10.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025

Net income	$4,253,350	$3,099,437
Dividends paid on unvested restricted stock	(43,287)	(85,480)
Net income attributable to common shareholders	4,210,063	3,013,957
Divided by:
Basic weighted average shares of common stock outstanding	13,319,225	11,208,015
Weighted average unvested restricted stock	5,986	13,001
Diluted weighted average shares of common stock outstanding	13,325,211	11,221,016
Basic earnings per common share	$0.32	$0.27
Diluted earnings per common share	$0.32	$0.27
Diluted earnings per common share was computed using the treasury stock method for restricted stock. Diluted earnings per common share excluded 120,222 and 87,463 weighted average shares of unvested restricted stock due to anti-dilutive effect for the three months ended March 31, 2026 and 2025, respectively.
11.    INCOME TAX
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
So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on the portion of our taxable income or capital gain that is distributed to shareholders annually. The Company had no income tax provision for the three months ended March 31, 2026 and 2025.
For the three months ended March 31, 2026 and 2025, the Company incurred no expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.
12.    FAIR VALUE
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheets, for which it is practicable to estimate that value.

Index
The following table details the carrying value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim balance sheets as of March 31, 2026:

	As of March 31, 2026
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$5,658,839	$5,658,839
Loans held for investment, net	$296,841,030	$297,745,713
Investment in unconsolidated real estate joint venture	$24,635,000	$24,635,000
Cash and cash equivalents have a carrying value which approximates their fair value due to the short-term nature of these instruments. The Company categorizes the fair value measurement of these assets as Level 1. The Company’s loans held for investment and its investment in unconsolidated real estate joint venture are measured using unobservable inputs, or Level 3 inputs.
13.    RELATED PARTY TRANSACTIONS
Management Agreement
On February 22, 2024, the Company entered into a management agreement (the “Management Agreement”) with SUNS Manager, effective upon the listing of the Company’s common stock. Following the listing of the Company’s Common Stock on July 9, 2024, the Company became managed by its Board of Directors and executive officers and by SUNS Manager, pursuant to the Management Agreement.
Pursuant to the Management Agreement, the Manager manages the Company’s investment activities and day-to-day operations, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Board of Directors.
The Manager receives base management fees (the “Base Management Fees”), calculated and payable quarterly in arrears, equal to 0.375% of the Company’s Equity (as defined in the Management Agreement), subject to certain adjustments, less 50% of the aggregate amount of any other fees (“Outside Fees”), including any agency fees relating to the Company’s loans, but excluding the Incentive Compensation (as defined below) and any diligence fees paid to and earned by the Manager and paid by third parties in connection with the Manager’s due diligence of potential loans.
Base Management Fees incurred for the three months ended March 31, 2026 were approximately $0.7 million. There were no Base Management Fees incurred for the three months ended March 31, 2025. Refer to the fee waiver below.
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
Incentive Fees incurred for the three months ended March 31, 2026 were approximately $0.9 million. There were no Incentive Fees incurred for the three months ended March 31, 2025. Refer to the fee waiver below.
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

Index
For the three months ended March 31, 2026, no Base Management Fees or Incentive Fees were waived. For the three months ended March 31, 2025, approximately $0.6 million of Base Management Fees and $0.3 million of Incentive Fees were waived.
Administrative Services Agreement
In July 2024, SUNS Manager entered into the Administrative Services Agreement with TCG Services LLC, an affiliate of SUNS Manager. The Administrative Services Agreement sets forth the terms on which TCG Services LLC will provide SUNS certain administrative services, including providing personnel, office facilities, information technology and other equipment and legal, accounting, human resources, clerical, bookkeeping and record keeping services at such facilities as well as other services.
Services Agreement
In July 2024, SUNS Manager entered into a Services Agreement with SRT Group LLC, an affiliate of SUNS Manager and certain officers. The Services Agreement sets forth the terms on which SRT Group LLC will provide SUNS the services of its investment personnel.
The Company is required to pay all of its allocable costs and expenses and reimburse the Manager or its affiliates for such expenses paid or incurred on behalf of the Company by the Manager or its affiliates, excepting only those expenses that are specifically the responsibility of the Manager pursuant to the Management Agreement.
The following table summarizes the related party costs incurred by the Company for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Affiliate costs
Base management fees	$698,604	$—
Incentive fees earned	936,532	—
General and administrative expenses reimbursable to Manager	612,241	612,565
Professional fees reimbursable to Manager	17,223	4,989
Total	$2,264,600	$617,554
Amounts payable to the Manager as of March 31, 2026 and December 31, 2025 were approximately $2.3 million and $1.0 million, respectively, and are recorded within accrued management and incentive fees and accrued direct administrative expenses in the Company’s consolidated Balance Sheets.
The Manager is beneficially owned by certain officers and directors as of the date of this Quarterly Report on Form 10-Q.
Investments in Loans and Unconsolidated Real Estate Joint Venture
From time to time, the Company may co-invest with other investment vehicles managed by the SUNS Manager or its affiliates, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, SUNS Manager or its affiliates, including TCG RE Agent, may from time to time serve as administrative and collateral agents to the lenders under the loans in the Company’s portfolio. As of March 31, 2026, there were 15 co-invested loans held by the Company and affiliates of the Company.
In March 2026, in connection with the foreclosure of the San Antonio Loan, the Company formed a joint venture with an affiliate co-lender to acquire the underlying hotel property. The Company holds a 65.0% ownership interest in the joint venture. Refer to Note 6 for more information.

Index
Unsecured Revolving Credit Facility with Affiliate
The Company maintains an unsecured revolving credit facility with SRT Finance LLC, an affiliate of the Company. Refer to Note 7 for more information.
14.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the three months ended March 31, 2026 and 2025:

	Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

Regular cash dividend	3/4/2025	3/31/2025	4/15/2025	$0.30	$4,026,448
2025 Period Subtotal				$0.30	$4,026,448
Regular cash dividend	3/10/2026	3/31/2026	4/15/2026	$0.30	$4,055,897
2026 Period Subtotal				$0.30	$4,055,897
15.    REPORTABLE SEGMENTS
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
Interest income earned on the Company’s portfolio was concentrated with two borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $4.0 million, or 39%, of consolidated interest income during the three months ended March 31, 2026. Interest income earned on the Company’s portfolio was concentrated with five borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $4.0 million, or 81%, of consolidated interest income during the three months ended March 31, 2025.
16.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim financial statements.

Index
On April 1, 2026, the Company’s senior loan for a residential property in Austin, TX was repaid in full. The outstanding principal balance of the senior secured term loan on the date of repayment was approximately $14.1 million.

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
Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 12, 2026, for a further discussion of these and other risks and uncertainties which could affect our future results. These forward-looking statements apply only as of the date of this report and we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by applicable law.
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” in this Form 10-Q, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
SUNS is a Maryland corporation that was formed on August 28, 2023 and that made its first investment in January 2024. We are a real estate focused debt fund, actively pursuing opportunities to finance transitional commercial real estate projects located across the Southern U.S. We are an integral part of the platform of affiliated asset managers under the Tannenbaum Capital Group (“TCG”).
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

Index
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
We will remain an “emerging growth company” until the earliest to occur of the following: (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, (b) in which we have total annual revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which generally means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.
Developments During the First Quarter March 31, 2026:
Updates to Our Loan Portfolio During the First Quarter March 31, 2026
In January 2026, we and an affiliated co-investor entered into and exited a $21.6 million senior bridge loan to finance the acquisition of a ranch located in Colorado. We committed a total of $14.0 million, and an affiliated co-investor committed the remaining $7.6 million, funding $14.0 million and $7.6 million, respectively, upon closing. The senior bridge loan was issued at a discount of 3.0% and matures in July 2026. The senior bridge loan was fully paid off four days after closing in January 2026.
In February 2026, we and an affiliated co-investor entered into a $69.3 million subordinate B-note secured by a portfolio of 15 hotel properties. We committed approximately $48.3 million, and an affiliated co-investor committed the remaining $21.0 million, funding $45.3 million and $19.7 million, respectively, upon closing. The financing also included approximately $336.7 million of Senior A-note debt held by an unaffiliated third party and will refinance existing indebtedness on the properties. The loan bears interest at a rate of SOFR plus 8.25%, with a rate index floor of 3.00%. The subordinate B-note is secured by a first mortgage (and lease-hold mortgage on two properties) and related collateral interests pursuant to the terms of the credit agreement and related loan documents. The proceeds of the loan will be used to refinance existing debt, provides an “earn out” and stabilizes the assets.
In February 2026, we and the affiliate co-lender on our senior hospitality loan in San Antonio, Texas (the “San Antonio Loan”) San Antonio loan, formed 123 Lex Ave Holdings LLC (the “Lex Ave JV”). In connection with the formation of the Lex Ave JV, the underlying hotel property securing the loan was acquired through a credit bid equal to the aggregate unpaid principal balance of approximately $40.6 million. Upon foreclosure, legal title to the property was obtained by the lenders and was contemporaneously contributed to the Lex Ave JV. Following the contribution, we hold a 65.0% ownership interest in the Lex Ave JV. As a result of these transactions, we derecognized the San Antonio loan from its consolidated balance sheet.

Index
In March 2026, our secured mortgage loan for a class A multi-family residential development in Dallas, Texas was repaid in full. The outstanding principal on the date of repayment was approximately $45.0 million. We received and recognized approximately $1.2 million relating to the repayment premium.
Dividends Declared Per Share
During the three months ended March 31, 2026 and 2025, we declared the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 4, 2025	March 31, 2025	April 15, 2025	$0.30	$4,026,448
2025 Period Subtotal			$0.30	$4,026,448
March 10, 2026	March 31, 2026	April 15, 2026	$0.30	$4,055,897
2026 Period Subtotal			$0.30	$4,055,897
Recent Developments
On April 1, 2026, our senior loan for a residential property in Austin, TX was repaid in full. The outstanding principal balance of the senior secured term loan on the date of repayment was approximately $14.1 million.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings (as defined below), book value per share and dividends declared per share.
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our Common Stock as of March 31, 2026 and December 31, 2025 was approximately $13.50 and $13.56, respectively.
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

Index
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
The following table provides a reconciliation of GAAP net income to Distributable Earnings:

	Three Months Ended March 31,
	2026	2025

Net income	$4,253,350	$3,099,437
Adjustments to net income:
Stock-based compensation expense	369,962	243,621
Depreciation and amortization	—	—
Unrealized (gains) losses, or other non-cash items	—	—
Provision for current expected credit losses	60,283	117,648
TRS (income) loss	—	—
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—
Distributable earnings	$4,683,595	$3,460,706
Basic weighted average shares of common stock outstanding	13,319,225	11,208,015
Distributable earnings per basic weighted average share	$0.35	$0.31
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

Index
Results of Operations for the three months ended March 31, 2026 and 2025
The following table summarizes our consolidated results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenue
Interest income	$10,272,686	$4,958,523
Interest expense	(2,967,637)	(336,159)
Net interest income	7,305,049	4,622,364
Expenses
Management and incentive fees	1,635,136	—
General and administrative expenses	743,099	753,126
Stock-based compensation	369,962	243,621
Professional fees	243,219	408,532
Total expenses	2,991,416	1,405,279
Provision for current expected credit losses	(60,283)	(117,648)
Net income	$4,253,350	$3,099,437
Net income. Our net income allocable to our common shareholders for the three months ended March 31, 2026, was approximately $4.3 million, or $0.32 per basic weighted average common share, compared to net income allocable to our common shareholders of approximately $3.1 million, or $0.27 per basic weighted average common share for the three months ended March 31, 2025.
Interest income. Interest income increased approximately $5.3 million, or 107.2%, for the three months ended March 31, 2026, as compared to the same period in the prior year. The increase reflects a higher average investment balance driven by increased capital deployment. In addition, the Company recognized approximately $1.2 million of repayment premium income related to the early repayment of a $45.0 million secured mortgage loan in March 2026.
Interest expense. Interest expense increased approximately $2.6 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily driven by increased utilization of the Company’s lines of credit to support portfolio growth.
Management and incentive fees. Management and incentive fees increased approximately $1.6 million for the three months ended March 31, 2026, compared to the same period in 2025. Base Management Fees incurred for the three months ended March 31, 2026 were approximately $0.7 million. Incentive Fees incurred for the three months ended March 31, 2026 were approximately $0.9 million. For the three months ended March 31, 2025, approximately $0.6 million of Base Management Fees and $0.3 million of Incentive Fees were waived.
Professional fees. Professional fees decreased $(0.2) million during the three months ended March 31, 2026, as compared to the same period in 2025.
Provision for current expected credit losses. The provision for current expected credit losses for the three months ended March 31, 2026 was approximately $0.1 million. The CECL Reserve balance as of March 31, 2026 was approximately $0.6 million, or 0.19%, of our total loans held at carrying value of approximately $296.8 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of $0.3 million and (ii) a liability for unfunded commitments of approximately $0.2 million. The liability is based on the unfunded portion of loan commitments over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit. Management considered the likelihood that funding will occur, and if funded, the expected credit loss on the funded portion when determining the amount to allocate to its CECL Reserve. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.

Index
Loan Portfolio
The table below summarizes our total loan portfolio as of March 31, 2026, unless otherwise specified.

Loan Type	Location		Original Funding Date	Loan Maturity	Current Commitments as of 03/31/2026	% of Total	Principal Balance as of 03/31/2026	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM(1)
Senior mortgage loans:
Residential	Austin, TX		7/3/2024	7/3/2027	$14,087,288	3.5%	$14,087,288	9.8%	N/A	Floating	No	11%
Residential	Palm Beach Gardens, FL	(2)	8/5/2024	9/1/2027	31,875,000	8.0%	28,637,600	12.3%	N/A	Floating	No	14%
Residential	Palm Beach Gardens, FL	(2)	8/5/2024	9/1/2027	28,125,000	7.1%	25,114,339	10.3%	N/A	Floating	No	12%
Residential	Fort Lauderdale, FL	(3)	11/1/2024	12/30/2026	30,000,000	7.6%	16,672,674	11.5%	N/A	Floating	No	15%
Hospitality	Austin, TX		12/12/2024	12/11/2027	32,000,000	8.1%	32,000,000	9.5%	N/A	Floating	No	11%
Residential	Aventura, FL		1/27/2025	1/27/2027	30,750,872	7.7%	30,750,872	9.0%	N/A	Floating	No	11%
Net Leased Tenant	New Orleans, LA	(3)	1/30/2025	1/30/2028	44,000,000	11.0%	18,196,973	10.1%	N/A	Floating	No	11%
Residential	Park City, UT		6/11/2025	8/1/2027	9,250,000	2.3%	4,295,478	11.3%	N/A	Floating	No	13%
Residential	Miami, FL		9/26/2025	9/25/2028	35,000,000	8.8%	23,468,054	8.4%	N/A	Floating	No	10%
Industrial	Doral, FL		10/6/2025	10/6/2027	9,380,000	2.4%	8,887,586	10.0%	N/A	Floating	No	12%
Industrial	West Palm Beach, FL		10/16/2025	10/16/2027	16,240,000	4.1%	1,830,567	10.0%	N/A	Floating	No	12%
Retail	Houston, TX		10/24/2025	10/24/2028	30,000,000	7.6%	22,218,757	9.5%	N/A	Floating	No	11%
Subordinate debt:
Residential	Miami, FL		11/15/2024	11/15/2027	13,000,000	3.3%	11,296,455	13.3%	N/A	Fixed	No	15%
Residential	Miami, FL		3/21/2025	12/13/2028	25,113,445	6.3%	16,536,991	13.5%	1.0%	Floating	No	15%
Hospitality	Diversified		2/13/2026	2/13/2029	48,265,092	12.2%	45,293,104	11.3%	N/A	Floating	No	13%
				Subtotal(4)	$397,086,697	100.0%	$299,286,738	10.5%	0.1%			12%
												Wtd Average
(1)Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan.
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of March 31, 2026 applied through maturity. Actual results could differ from those estimates and assumptions.
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
Loans Held for Investment at Carrying Value
As of March 31, 2026 and December 31, 2025, our portfolio included 15 and 16 loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $397.1 million and $420.7 million, respectively, and outstanding principal was approximately $299.3 million and $305.5 million, respectively, as of March 31, 2026 and 2025. During the three months ended March 31, 2026, we funded approximately $90.2 million of new loans and additional principal on existing loans and had approximately $70.1 million of principal repayments of loans held at carrying value. As of March 31, 2026 and December 31, 2025, approximately 96% and 96%, respectively, of our loans held at carrying value had floating interest rates. As of March 31, 2026, these floating benchmark rates included one-month SOFR quoted at 3.7% and subject to a weighted average floor of 3.9% and U.S. prime rate subject to a weighted average floor of 8.0% and quoted at 6.75% based on outstanding principal.

Index
The following tables summarize our loans held at carrying value as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$226,160,188	$(1,962,510)	$224,197,678	1.6
Subordinate debt	73,126,550	(483,198)	72,643,352	2.6
Total loans held at carrying value	$299,286,738	$(2,445,708)	$296,841,030	1.8

	As of December 31, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$282,678,920	$(2,803,998)	$279,874,922	1.9
Subordinate debt	22,834,265	(34,444)	22,799,821	2.4
Total loans held at carrying value	$305,513,185	$(2,838,442)	$302,674,743	1.9
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of March 31, 2026 and December 31, 2025.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.
The following table presents changes in loans held at carrying value as of and for the three months ended March 31, 2026:

	Principal	Original Issue (Discount) Premium	Carrying Value

Total loans held at carrying value at December 31, 2025	$305,513,185	$(2,838,442)	$302,674,743
New fundings	86,095,064	(903,135)	85,191,929
Interest drawn on loans	4,124,684	—	4,124,684
Accretion of original issue discount and premium, net	—	1,129,036	1,129,036
Loan repayments	(70,099,302)	—	(70,099,302)
Foreclosure and contribution to real estate joint venture	(26,379,740)	166,833	(26,212,907)
PIK interest	32,847	—	32,847
Total loans held at carrying value at March 31, 2026	$299,286,738	$(2,445,708)	$296,841,030
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

Index
Upon default of a loan, we may seek to sell the loan to a third-party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. If we do not or cannot sell a foreclosed property, we would then come to own and operate it as “real estate owned” (“REO”). During the three months ended March 31, 2026, the Company acquired one REO asset through foreclosure proceedings and contemporaneously contributed such asset to the Lex Ave JV (see Note 6).
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
Our primary sources of cash generally consist of net proceeds of future debt or equity offerings, debt financing, including borrowings under a senior secured revolving credit facility (the “Revolving Credit Facility”) and an unsecured revolving credit facility (the “SRTF Credit Facility”), the net proceeds of future debt or equity offerings, including in connection with our ATM Program, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results.
As of March 31, 2026 and December 31, 2025, all of our cash was unrestricted and totaled approximately $5.7 million and $6.4 million, respectively.
As of March 31, 2026, we believe that our cash on hand, capacity available under the Revolving Credit Facility, SRTF Credit Facility and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Given the nature of our business, we constantly explore both the public and private capital markets to raise capital, subject to market and other considerations.
There were no capital markets transactions completed during the three months ended March 31, 2026.
Our registration statement on Form S-3 (File No. 333-289188) (the “Shelf Registration Statement”) became effective on August 6, 2025 and allows us to offer and sell, from time to time, up to $500.0 million of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement , or other offering materials, at the time of any offering. We may also access liquidity through our at-the-market offering program (the “ATM Program”), established in August 2025, pursuant to which we may offer and sell, from time to time, up to $50.0 million of our common stock. No shares were sold under the ATM Program during the three months ended March 31, 2026.
On September 3, 2025, the Company also established a dividend reinvestment plan (the “DRIP”). The DRIP allows shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company’s common stock (which shares, at the Company’s option, are either newly issued directly from the Company or purchased by the plan administrator in the open market). A total of 1,000,000 shares of common stock has been registered for issuance under the DRIP. No shares were issued under the DRIP during the three months ended March 31, 2026.

Index
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
In February 2026, we entered into Amendment Number Seven to the Revolving Credit Facility (“Amendment Number Seven”), by and among the Company and certain subsidiaries, as borrowers, the lenders party thereto, and East West Bank as administrative agent, which, among other things (i) facilitated the entry of an additional lender; (ii) increased the aggregate commitment by $25.0 million, for a total maximum revolver usage of $165.0 million; and (iii) revised the required consent from certain lenders to advance additional funds under the Revolving Credit Agreement.
As amended, the Revolving Credit Facility requires us to, among other things: (i) maintain liquidity equal to the greater of (A) $5 million and (B) an amount equal to 10% of the outstanding obligations thereunder so long as we maintain at least $5 million in qualified cash, (ii) maintain a quarterly debt service coverage ratio of at least 1.50 to 1.0 and (iii) maintain a leverage ratio of not more than 3.25x measured as of the end of each fiscal quarter.
As of March 31, 2026, we had $88.1 million of outstanding borrowings under the Revolving Credit Facility and $76.9 million availability under our Revolving Credit Facility, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by the Company and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement).
To the best of our knowledge, as of March 31, 2026, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
SRTF Credit Facility
On December 9, 2024, we entered into the SRTF Credit Facility, which provides for an unsecured revolving credit facility with a $75.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the SRTF Credit Agreement.
As of March 31, 2026, we had $51.4 million of outstanding borrowings under the SRTF Credit Facility and $23.6 million availability under our SRTF Credit Facility.
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
Debt Service
As of March 31, 2026, we believe that our cash on hand, capacity available under our Revolving Credit Facility and SRTF Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.

Index
Cash Flows
The following table sets forth changes in cash and cash equivalents for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$1,165,237	$(914,591)
Net cash used in investing activities	(15,092,627)	(95,727,807)
Net cash provided by (used in) financing activities	13,140,901	(86,341,592)
Change in cash and cash equivalents	$(786,489)	$(182,983,990)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2026 was approximately $1.2 million, compared to net cash used in operating activities of approximately $(0.9) million for the three months ended March 31, 2025. The increase of approximately $2.1 million period over period was primarily due to an increase in interest income, partially offset by higher management and incentive fees paid.
Net Cash Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2026 was approximately $(15.1) million, compared to $(95.7) for the three months ended March 31, 2025. The decrease in net cash used of approximately $80.6 million was primarily due to an increase in principal repayments on loans of approximately $61.1 million and a decrease in issuance and fundings on loans of approximately $19.6 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2026 was approximately $13.1 million, compared to net cash used in financing activities of $(86.3) million for the three months ended March 31, 2025. The decrease in cash used in financing activities of approximately $99.5 million was primarily due to an increase of $167.0 million in repayments on the revolving credit facilities, partially offset by a decrease of $(72.6) million from offering proceeds relating to the January 2025 Offering.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of March 31, 2026 are as follows:

	As of March 31, 2026
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$13,327,326	$84,578,043	$—	$—	$97,905,369
Total	$13,327,326	$84,578,043	$—	$—	$97,905,369
As of March 31, 2026, all unfunded commitments were related to our total loan commitments and were available for funding in less than three years.
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
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheets. As of March 31, 2026 and December 31, 2025, none of our loans held for investment were carried at fair value.
We evaluate our loans on a quarterly basis and fair value is determined by our Board of Directors through its independent Audit and Valuation Committee. We use an independent third-party valuation firm to provide input in the valuation of all

Index
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of March 31, 2026, we had 15 floating-rate loans, representing approximately 96% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR quoted at 3.7% and subject to a weighted average floor of 3.9%, and U.S. prime rate quoted at 6.75% and subject to a weighted average floor of 8.0% based on outstanding principal. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $2.9 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $0.7 million due to the effects of the benchmark floor.
Interest Rate Cap Risk
We originate both fixed and floating rate loans. These are assets in which the loans may be subject to periodic and lifetime interest rate caps and floors, which limit the amount by which the asset’s interest yield may change during any given period. However, our future borrowing costs pursuant to our potential financing agreements may not be subject to similar

Index
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
Our loan portfolio as of March 31, 2026 was concentrated with the top three borrowers representing approximately 43.8% of the aggregate outstanding principal balances and approximately 35.3% of the total loan commitments. We made our first investment in January 2024 and expect to continue to diversify our loan portfolio as loans in our pipeline are evaluated and are originated through the deployment of our capital.
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

Index
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
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of these and other inherent limitations of control systems, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of March 31, 2026, we were not subject to any material pending legal proceedings to which we are a party or any of our assets are subject.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report for the fiscal year ended December 31, 2025.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
During the three months ended March 31, 2026, we did not repurchase any shares of our common stock.
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

10.15
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

Date: May 14, 2026
SUNRISE REALTY TRUST, INC.

	By:	/s/ Brian Sedrish
Brian Sedrish
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)