Form 10-Q
period 2026-06-30
Sunrise Realty Trust, Inc.
filed 2026-08-06
CIK 2012706

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at August 3, 2026
Common stock, $0.01 par value per share	13,515,851

Index
SUNRISE REALTY TRUST, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNRISE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Loans held for investment at carrying value, net	$296,753,498	$302,674,743
Current expected credit loss reserve	(932,221)	(1,891,170)
Loans held for investment at carrying value, net of current expected credit loss reserve	295,821,277	300,783,573

Cash and cash equivalents	5,593,575	6,445,328
Interest receivable	2,539,215	2,264,133
Investment in unconsolidated real estate joint venture	25,925,934	—
Prepaid expenses and other assets	843,591	735,230
Total assets	$330,723,592	$310,228,264

Liabilities
Accrued interest	$809,047	$730,644
Dividends payable	4,055,220	4,026,296
Current expected credit loss reserve	176,639	178,066
Accrued management and incentive fees	878,995	692,716
Accrued direct administrative expenses	891,346	282,296
Accounts payable and other liabilities	414,260	355,865
Line of credit payable	82,550,000	102,250,000
Line of credit payable to affiliate	59,100,000	19,750,000
Total liabilities	148,875,507	128,265,883
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at June 30, 2026 and December 31, 2025 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized at June 30, 2026 and December 31, 2025 and 13,517,402 and 13,420,986 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	135,174	134,210
Additional paid-in capital	187,411,971	186,745,489
Accumulated (deficit) earnings	(5,699,060)	(4,917,318)
Total shareholders' equity	181,848,085	181,962,381

Total liabilities and shareholders' equity	$330,723,592	$310,228,264
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Interest income	$8,564,695	$6,752,679	$18,837,381	$11,711,202
Interest expense	(2,745,781)	(1,083,212)	(5,713,418)	(1,419,371)
Net interest income	5,818,914	5,669,467	13,123,963	10,291,831
Expenses
Management and incentive fees	878,995	689,140	2,514,131	689,140
General and administrative expenses	809,783	659,957	1,552,882	1,413,083
Stock-based compensation	297,484	259,066	667,446	502,687
Professional fees	231,666	234,497	474,885	643,029
Total expenses	2,217,928	1,842,660	5,209,344	3,247,939
Provision for current expected credit losses	(557,248)	(468,493)	(617,531)	(586,141)
Equity in earnings of unconsolidated real estate joint venture	32,287	—	32,287	—
Net income before income taxes	3,076,025	3,358,314	7,329,375	6,457,751
Income tax expense	—	—	—	—
Net income	$3,076,025	$3,358,314	$7,329,375	$6,457,751

Earnings per common share:
Basic	$0.23	$0.25	$0.54	$0.52
Diluted	$0.23	$0.25	$0.54	$0.52

Weighted average number of common shares outstanding:
Basic	13,329,968	13,235,823	13,324,626	12,227,520
Diluted	13,346,375	13,259,762	13,335,822	12,245,128
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
	Shares	Amount
Balance as of March 31, 2026	13,519,655	$135,197	$187,114,464	$(4,719,865)	$182,529,796
Stock-based compensation, net of forfeitures	(2,253)	(23)	297,507	—	297,484
Dividends declared on common shares ($0.30 per share)	—	—	—	(4,055,220)	(4,055,220)
Net income	—	—	—	3,076,025	3,076,025
Balance as of June 30, 2026	13,517,402	$135,174	$187,411,971	$(5,699,060)	$181,848,085

Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
	Shares	Amount
Balance as of March 31, 2025	13,421,494	$134,215	$186,555,228	$(1,881,345)	$184,808,098
Stock-based compensation, net of forfeitures	(318)	(3)	259,069	—	259,066
Dividends declared on common shares ($0.30 per share)	—	—	—	(4,026,353)	(4,026,353)
Issuance of common stock, net of offering costs			(76,524)	—	(76,524)
Net income	—	—	—	3,358,314	3,358,314
Balance as of June 30, 2025	13,421,176	$134,212	$186,737,773	$(2,549,384)	$184,322,601
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Six Months Ended June 30, 2026
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of December 31, 2025	$—	13,420,986	$134,210	$186,745,489	$(4,917,318)	$181,962,381
Issuance of common stock, net of offering costs	—	—	—	—	—	—
Stock-based compensation, net of forfeitures	—	96,416	964	666,482	—	667,446
Dividends declared on common shares ($0.60 per share)	—	—	—	—	(8,111,117)	(8,111,117)
Net income	—	—	—	—	7,329,375	7,329,375
Balance as of June 30, 2026	$—	13,517,402	$135,174	$187,411,971	$(5,699,060)	$181,848,085

Six Months Ended June 30, 2025
	Member's Equity	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
		Shares	Amount
Balance as of December 31, 2024	$—	7,004,676	$70,047	$115,022,034	$(954,334)	$114,137,747
Issuance of common stock, net of offering costs	—	6,400,000	64,000	71,213,217	—	71,277,217
Stock-based compensation, net of forfeitures	—	16,500	165	502,522	—	502,687
Dividends declared on common shares ($0.60 per share)	—	—	—	—	(8,052,801)	(8,052,801)
Net income	—	—	—	—	6,457,751	6,457,751
Balance as of June 30, 2025	$—	13,421,176	$134,212	$186,737,773	$(2,549,384)	$184,322,601
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2026	2025
Operating activities:
Net income	$7,329,375	$6,457,751
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for current expected credit losses	617,531	586,141
Amortization of deferred financing costs	700,360	173,931
Accretion of deferred loan original issue discount and premium, net	(1,663,895)	(615,227)
Stock-based compensation	667,446	502,687
Interest drawn on loans	(6,364,993)	(8,103,971)
PIK interest	(78,549)	(10,405)
Equity in earnings of unconsolidated real estate joint venture	(32,287)	—
Changes in operating assets and liabilities:
Interest receivable	(275,082)	(971,333)
Prepaid expenses and other assets	(295,831)	248,624
Accrued interest	78,403	241,492
Accrued management and incentive fees	186,279	296,077
Accrued direct administrative expenses	609,050	(40,337)
Accounts payable and other liabilities	58,395	(2,768)
Net cash provided by (used in) operating activities	1,536,202	(1,237,338)

Cash flows from investing activities:
Issuance of and fundings on loans	(108,315,156)	(120,416,392)
Contributions to unconsolidated real estate joint venture	(1,258,647)	—
Principal repayment of loans	96,130,931	11,542,613
Net cash used in investing activities	(13,442,872)	(108,873,779)

Cash flows from financing activities:
Proceeds from sale of common stock	—	72,588,000
Payment of offering costs - equity offering	—	(455,889)
Payment of financing costs	(512,890)	(217,731)
Borrowings on revolving credit facilities	115,750,000	106,360,000
Repayment of revolving credit facilities	(96,100,000)	(240,250,000)
Dividends paid to common shareholders	(8,082,193)	(6,968,412)
Net cash provided by (used in) financing activities	11,054,917	(68,944,032)

Net decrease in cash and cash equivalents	(851,753)	(179,055,149)
Cash and cash equivalents, beginning of period	6,445,328	184,626,770
Cash and cash equivalents, end of period	$5,593,575	$5,571,621

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$903,136	$1,366,528
Non-cash investment in unconsolidated real estate joint venture	$24,635,000	$—
Dividends declared and not yet paid	$4,055,220	$4,026,353

Supplemental information:
Interest paid during the period	$4,934,655	$1,003,948
Income taxes paid during the period	$—	$—
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026
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
2.    SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2026 (“Annual Report on Form 10-K”).
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

Index
Equity Method Investments
The Company accounts for its investment in unconsolidated real estate joint ventures over which it has the ability to exercise significant influence, but does not control, under the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Under the equity method, the Company initially records the investment at cost and subsequently adjusts the carrying value of the investment to recognize the Company’s proportionate share of the investee’s earnings or losses, which are included in equity in earnings (loss) of unconsolidated joint ventures in the consolidated statements of operations. For certain equity method investments, the Company records its share of earnings and losses on a one-quarter reporting lag when financial information of the investee is not available on a timely basis. Distributions received from equity method investees are recorded as reductions of the investment balance to the extent they represent returns of investment.
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
3.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of June 30, 2026 and December 31, 2025, the Company’s portfolio included 14 and 16 loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $377.4 million and $420.7 million, respectively, and outstanding principal was approximately $298.7 million and $305.5 million, respectively, as of June 30, 2026 and December 31, 2025. During the six months ended June 30, 2026, the Company funded approximately $115.6 million of new loans and additional principal on existing loans and had approximately $96.1 million of principal repayments of loans held at carrying value. As of June 30, 2026 and December 31, 2025, approximately 96.1% and 96.4%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of June 30, 2026, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 3.7% and subject to a weighted average floor of 3.9%, and U.S. prime rate quoted at 6.75% and subject to a weighted average floor of 8.0% based on outstanding principal.

Index
The following tables summarizes the Company’s loans held at carrying value as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$222,838,841	$(1,474,956)	$221,363,885	1.4
Subordinate debt	75,825,507	(435,894)	75,389,613	2.4
Total loans held at carrying value	$298,664,348	$(1,910,850)	$296,753,498	1.6

	As of December 31, 2025
	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$282,678,920	$(2,803,998)	$279,874,922	1.9
Subordinate debt	22,834,265	(34,444)	22,799,821	2.4
Total loans held at carrying value	$305,513,185	$(2,838,442)	$302,674,743	1.9
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID or premium and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of June 30, 2026 and December 31, 2025.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2026:

	Principal	Original Issue (Discount) Premium	Carrying Value

Total loans held at carrying value at December 31, 2025	$305,513,185	$(2,838,442)	$302,674,743
New fundings	109,218,292	(903,136)	108,315,156
Interest drawn on loans	6,364,993	—	6,364,993
Accretion of original issue discount and premium, net	—	1,663,895	1,663,895
Loan repayments	(96,130,931)	—	(96,130,931)
Foreclosure and contribution to real estate joint venture	(26,379,740)	166,833	(26,212,907)
PIK interest	78,549	—	78,549
Total loans held at carrying value at June 30, 2026	$298,664,348	$(1,910,850)	$296,753,498
As of June 30, 2026, there were no loans in the Company’s portfolio on nonaccrual status. As of December 31, 2025, the Company had one loan held at carrying value on nonaccrual status.
In March 2026, the Company derecognized its senior hospitality loan in San Antonio, Texas (the “San Antonio Loan”) in connection with the foreclosure on the underlying collateral and the contemporaneous contribution of the acquired real estate to a newly formed unconsolidated joint venture. In exchange, the Company received an equity interest in the joint venture, which is accounted for under the equity method. The contribution was recorded based on the fair value of the

Index
underlying collateral of approximately $24.6 million. See Note 6 included in these consolidated financial statements for additional information.
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of June 30, 2026 is as follows:

Loan Type	Location	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Interest Rate		Maturity Date(2)	Payment Terms(3)
Senior mortgage loans:
Residential	Palm Beach Gardens, FL	31,239,158	(157,511)	31,081,647	12.25%	(4)	9/1/2027	I/O
Residential	Palm Beach Gardens, FL	23,609,542	(138,980)	23,470,562	10.25%	(5)	9/1/2027	I/O
Residential	Fort Lauderdale, FL	19,803,590	(69,231)	19,734,359	11.50%	(6)	12/30/2026	I/O
Hospitality	Austin, TX	32,000,000	(188,889)	31,811,111	9.50%	(7)	12/11/2027	I/O
Residential	Aventura, FL	30,750,872	(80,220)	30,670,652	9.00%	(8)	1/27/2027	I/O
Net Leased Tenant	New Orleans, LA	25,294,251	(232,222)	25,062,029	10.10%	(9)	1/30/2028	I/O
Residential	Park City, UT	4,965,932	(115,625)	4,850,307	11.25%	(10)	8/1/2027	I/O
Residential	Miami, FL	26,643,711	(131,250)	26,512,461	8.40%	(11)	9/25/2028	I/O
Industrial	Doral, FL	3,902,832	(19,428)	3,883,404	9.95%	(12)	10/6/2027	I/O
Industrial	West Palm Beach, FL	1,893,394	(108,267)	1,785,127	9.95%	(12)	10/16/2027	I/O
Retail	Houston, TX	22,735,559	(233,333)	22,502,226	9.50%	(13)	10/24/2028	I/O
Subordinate debt:
Residential	Miami, FL	11,693,918	(57,778)	11,636,140	13.25%	(14)	11/15/2027	I/O
Residential	Miami, FL	19,848,963	37,500	19,886,463	14.50%	(15)	12/13/2028	I/O
Hospitality	Diversified	44,282,626	(415,616)	43,867,010	11.25%	(16)	2/13/2029	I/O
Total loans held at carrying value		$298,664,348	$(1,910,850)	$296,753,498
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
(3)I/O = interest-only.
(4)Base interest rate of 8.25% plus SOFR (SOFR floor of 4.00%).
(5)Base interest rate of 6.25% plus SOFR (SOFR floor of 4.00%).
(6)Cash interest rate represents a blended rate of differing cash interest rates applicable to each of the A-Notes and B-Notes to which the Company is a lender under the credit agreements. The A-Notes bear interest at a base interest rate of 4.75% plus SOFR (SOFR floor of 4.75%) and the B-Notes bear interest at a base interest rate of 11.00% plus SOFR (SOFR floor of 4.75%).
(7)Base interest rate of 5.50% plus SOFR (SOFR floor of 4.00%).
(8)Base interest rate of 5.00% plus SOFR (SOFR floor of 4.00%).
(9)Base interest rate of 5.60% plus SOFR (SOFR floor of 4.50%).
(10)Base interest rate of 3.25% plus U.S. prime rate (U.S. prime floor of 8.00%).
(11)Base interest rate of 4.75% plus SOFR (SOFR floor of 3.50%).
(12)Base interest rate of 6.20% plus SOFR (SOFR floor of 3.75%).
(13)Base interest rate of 5.75% plus SOFR (SOFR floor of 3.75%).
(14)Base interest rate of 13.25%.
(15)Base interest rate of 9.50% plus SOFR (SOFR floor of 4.00%) and PIK interest rate of 1.00%.
(16)Base interest rate of 8.25% plus SOFR (SOFR floor of 3.00%)

Index
4.    CURRENT EXPECTED CREDIT LOSSES
As of June 30, 2026 and December 31, 2025, the Company’s CECL Reserve for its loans held at carrying value was approximately $1.1 million and $2.1 million, respectively, or 0.37% and 0.68%, respectively, of the Company’s total loans held at carrying value of approximately $296.8 million and $302.7 million, respectively. The CECL reserve consisted of an allowance on outstanding loan balances of approximately $0.9 million and $1.9 million, respectively, and a liability for unfunded loan commitments of approximately $0.2 million at both June 30, 2026 and December 31, 2025. The liability for unfunded commitments represents expected credit losses on the unfunded portion of loan commitments over the contractual period during which the Company is exposed to credit risk through its obligation to extend credit. In estimating this liability, management considered the likelihood that commitments will be funded and, if funded, the expected credit losses on the funded portion of those commitments.
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value as of and for the three and six months ended June 30, 2026 was as follows:

	Outstanding(1)	Unfunded(2)	Total
Balance at March 31, 2026	$322,786	$228,826	$551,612
Provision for current expected credit losses	609,435	(52,187)	557,248
Write-offs	—	—	—
Recoveries	—	—	—
Balance at June 30, 2026	$932,221	$176,639	$1,108,860

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2025	$1,891,170	$178,066	$2,069,236
Provision for current expected credit losses	618,958	(1,427)	617,531
Write-offs(3)	(1,577,907)	—	(1,577,907)
Recoveries	—	—	—
Balance at June 30, 2026	$932,221	$176,639	$1,108,860

(1)As of June 30, 2026 and December 31, 2025, the CECL Reserve related to outstanding balances on loans held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of June 30, 2026 and December 31, 2025, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
(3)During the six months ended June 30, 2026, the Company wrote off the provision for credit losses associated with the San Antonio Loan that was derecognized in connection with the foreclosure and contribution to a joint venture.
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

Index
The risk ratings are primarily based on historical data as well as taking into account future economic conditions.
As of June 30, 2026, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2026	2025	2024	Total
1	$—	$—	$—	$—
2	43,867,010	135,152,669	117,733,819	296,753,498
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$43,867,010	$135,152,669	$117,733,819	$296,753,498

Gross write-offs	$—	$—	$(1,577,907)	$(1,577,907)
In March 2026, the Company and its affiliate co-lender exercised their rights to foreclose on the hotel property underlying the San Antonio Loan. Upon foreclosure, the Company derecognized the loan and the related CECL reserve of approximately $1.6 million. At the time of foreclosure, the San Antonio Loan had an outstanding principal balance of approximately $26.4 million and an amortized cost basis of approximately $26.2 million. Prior to foreclosure, the loan had a risk rating of “5.” The amortized cost basis of the loan, net of the related CECL reserve, approximated the fair value of the acquired collateral of approximately $24.6 million, which was subsequently contributed to a newly formed unconsolidated joint venture. See Note 6 included in these consolidated financial statements for additional information.
5.    INTEREST RECEIVABLE
The following table summarizes the interest receivable balance for the Company as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025

Interest receivable	$2,516,570	$2,251,700
Unused fees receivable	6,451	2,203
PIK receivable	11,554	7,037
Other fees receivable	4,640	3,193
Total interest receivable	$2,539,215	$2,264,133
6.    INVESTMENT IN UNCONSOLIDATED REAL ESTATE JOINT VENTURE
In February 2026, the Company and the affiliate co-lender to the San Antonio Loan formed 123 Lex Ave Hotel Holdings LLC (the “Lex Ave JV”) based on their respective interests in the San Antonio Loan. On March 3, 2026, following the lenders' exercise of their foreclosure rights, the Lex Ave JV acquired the San Antonio hotel property that served as the underlying collateral for the San Antonio Loan through a credit bid equal to the aggregate unpaid principal balance of the San Antonio Loan of approximately $40.6 million (the “Lex Ave Hotel Foreclosure”).
Following the Lex Ave Hotel Foreclosure, the Company exchanged its 65.0% interest in the San Antonio Loan for a 65.0% equity interest in the Lex Ave JV and recognized real estate owned (“REO”) at the lower of the carrying value of the San Antonio Loan and the fair value of the REO. The Company's investment in the Lex Ave JV was initially recognized at the fair value of the contributed REO of approximately $24.6 million.

Index
Following the Lex Ave Hotel Foreclosure, the Company owns a 65.0% membership interest in the Lex Ave JV. No gain or loss was recognized upon foreclosure and contribution because the Lex Ave Hotel Foreclosure was accounted for as an exchange of the San Antonio Loan for an equity method investment in the Lex Ave JV.
During the three and six months ended June 30, 2026, the Company recognized equity in earnings of approximately $32.3 thousand, representing its 65.0% share of the Lex Ave JV's net income for the month ended March 31, 2026. The Company records its share of earnings and losses from the Lex Ave JV using a one-quarter reporting lag.
Activity in the Company's investment in the Lex Ave JV during the six months ended June 30, 2026 was as follows:

Activity	Six months ended June 30, 2026

Initial contribution of REO	$24,635,000
Additional capital contributions	1,258,647
Equity in earnings of unconsolidated real estate joint venture	32,287
Ending investment balance at June 30, 2026	$25,925,934
Additional capital contributions primarily related to funding operating costs and capital requirements of the hotel property.
The following table summarizes the Company’s investment in its unconsolidated real estate joint venture as of June 30, 2026 and December 31, 2025:

Entity	Date Formed	Ownership %	As of June 30, 2026	As of December 31, 2025

123 Lex Ave Hotel Holdings LLC	2/27/2026	65%	$25,925,934	$—
On May 21, 2026, the Company, through its investment in the Lex Ave JV, entered into a definitive agreement to sell the San Antonio hotel property. See Note 16 for additional information.
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

Index
The Company is required to pay certain fees under the Revolving Credit Agreement, including a $75.0 thousand agent fee and a 0.25% per annum unused commitment fee, payable semi-annually in arrears, subject to waiver if specified utilization thresholds are met. Unused commitment fees were $17.8 thousand and $21.9 thousand during the six months ended June 30, 2026 and 2025, respectively. In connection with the Revolving Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $0.5 million, which were included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the Revolving Credit Facility.
The Revolving Credit Facility is guaranteed by certain material subsidiaries of the Company and is secured by substantially all assets of the Company; provided that upon the meeting of certain conditions, the Revolving Credit Facility will be secured only by certain assets of the Company comprising of or relating to loan obligations designed for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including a liquidity and debt service coverage ratio covenant. As amended, the Revolving Credit Facility requires us to, among other things: (i) maintain liquidity equal to the greater of (A) $5 million and (B) an amount equal to 10% of the outstanding obligations thereunder so long as we maintain at least $5 million in qualified cash, (ii) maintain a quarterly debt service coverage ratio of at least 1.50 to 1.0 and (iii) maintain a leverage ratio of not more than 3.25x measured as of the end of each fiscal quarter. To the best of the Company’s knowledge, as of June 30, 2026, the Company was in compliance in all material respects with these covenants.
As of June 30, 2026 and December 31, 2025, outstanding borrowings under the Revolving Credit Facility were $82.6 million and $102.3 million, respectively, and $82.4 million and $37.7 million were available for borrowing as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 6.40% and 6.59%, respectively.
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
As of June 30, 2026 and December 31, 2025, outstanding borrowings under the SRTF Credit Facility were $59.1 million and $19.8 million, respectively, and $15.9 million and $55.2 million were available for borrowing as of June 30, 2026 and December 31, 2025, respectively.

Index
The following tables reflect a summary of interest expense incurred during the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$1,310,576	$1,061,133	$2,371,709
Unused fee expense	17,821	—	17,821
Amortization of deferred financing costs	166,771	189,480	356,251
Total interest expense	$1,495,168	$1,250,613	$2,745,781

	Three months ended June 30, 2025
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$937,773	$17,645	$955,418
Unused fee expense	21,913	—	21,913
Amortization of deferred financing costs	104,448	1,433	105,881
Total interest expense	$1,064,134	$19,078	$1,083,212

	Six months ended June 30, 2026
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$3,012,748	$1,982,489	$4,995,237
Unused fee expense	17,821	—	17,821
Amortization of deferred financing costs	321,423	378,937	700,360
Total interest expense	$3,351,992	$2,361,426	$5,713,418

	Six months ended June 30, 2025
	Revolving Credit Facility	SRTF Revolving Credit Facility	Total Borrowings

Interest expense	$1,183,278	$40,249	$1,223,527
Unused fee expense	21,913	—	21,913
Amortization of deferred financing costs	171,081	2,850	173,931
Total interest expense	$1,376,272	$43,099	$1,419,371

Index
8.    COMMITMENTS AND CONTINGENCIES
As of June 30, 2026 and December 31, 2025, the Company had the following commitments to fund various investments:

	As of June 30, 2026	As of December 31, 2025

Total loan commitments	$377,421,670	$420,707,524
Less: drawn commitments	(298,513,237)	(305,440,623)
Total undrawn commitments	$78,908,433	$115,266,901
The Company from time to time may be a party to litigation in the normal course of business. The Company investigates these claims as they arise. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. As of June 30, 2026, the Company was not aware of any legal claims that could materially impact its business, financial condition or results of operations.
9.    SHAREHOLDERS’ EQUITY
Preferred Stock
As of June 30, 2026 and December 31, 2025, the Company was authorized to issue up to 10,000 shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”), respectively, of which none have been issued. The Board of Directors has the authority, without action by our shareholders, to issue up to 10,000 shares of Preferred Stock in one or more series or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of Common Stock. There were no shares of Preferred Stock designated or outstanding as of June 30, 2026 and December 31, 2025, respectively.
Common Stock
As of June 30, 2026 and December 31, 2025, the Company was authorized to issue up to 50,000,000 shares of Common Stock, respectively, and issued 13,517,402 and 13,420,986 shares of Common Stock, respectively.
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
At-the-Market Offering Program (“ATM Program”)
On August 13, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) by and among the Company, SUNS Manager and Raymond James & Associates, Inc. (the “Sales Agent”) under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $50.0 million. Under the terms of the Equity Distribution Agreement, the Company has agreed to pay the Sales Agents a commission of up to 2.0% of the gross sales price of common stock sold through the Sales Agents. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). There were no shares issued under the ATM Program during the six months ended June 30, 2026.

Index
Dividend Reinvestment Plan
On September 3, 2025, the Company established a dividend reinvestment plan (“DRIP”). The DRIP allows shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company’s common stock (which shares, at the Company’s option, are either newly issued directly from the Company or purchased by the plan administrator in the open market). The Company may issue up to 1,000,000 shares of common stock under the DRIP. There were no shares issued under the DRIP during the six months ended June 30, 2026.
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
During the six months ended June 30, 2026, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager or its affiliates, with an aggregate of 98,669 shares of restricted stock granted to such eligible persons. The restricted stock awards granted during the six months ended June 30, 2026 under the 2024 Plan contain vesting periods that vary from immediately, vesting over a one-year period, and vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
During the six months ended June 30, 2025, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager or its affiliates, with an aggregate of 19,625 shares of restricted stock granted to such eligible persons. The restricted stock awards granted in February 2025 under the 2024 Plan vest over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
As of June 30, 2026, there were 228,370 shares of restricted stock granted under the 2024 Plan.
As of June 30, 2026, the maximum number of shares of the Company’s Common Stock that may be delivered pursuant to awards under the 2024 Plan (the “Share Limit”) equaled 1,191,122 shares, of which 962,752 shares remained available for future issuance under the 2024 Plan.
Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Stock-based compensation	$297,484	$259,066	$667,446	$502,687

Index
Restricted Stock
The following table summarizes restricted stock (i) converted, (ii) granted, (iii) vested and (iv) forfeited for the Company’s directors and officers and employees of the Manager as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Converted	88,685	88,685
Granted	233,938	135,269
Vested	(130,131)	(76,350)
Forfeited	(5,568)	(3,315)
Balance	186,924	144,289
The fair value of the Company’s restricted stock awards is based on the Company’s stock price on the date of grant. The following tables summarize the restricted stock activity as of and during the six months ended June 30, 2026:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2025	144,289	$12.88
Granted	98,669	9.34
Vested	(53,781)	11.79
Forfeited	(2,253)	9.34
Balance as of June 30, 2026	186,924	$11.37
The total fair value of shares vested during the six months ended June 30, 2026 was approximately $0.6 million.
During the six months ended June 30, 2025, 19,625 shares of restricted stock were granted with a weighted-average grant date fair value of $11.78. During the six months ended June 30, 2025, 34,671 shares of restricted stock vested with a weighted-average grant date fair value of $13.13. The total fair value of shares vested during the six months ended June 30, 2025 was approximately $0.5 million.
As of June 30, 2026, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.76 years.
10.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net income	$3,076,025	$3,358,314	$7,329,375	$6,457,751
Dividends paid on unvested restricted stock	(57,623)	(55,701)	(100,910)	(141,181)
Net income attributable to common shareholders	3,018,402	3,302,613	7,228,465	6,316,570
Divided by:
Basic weighted average shares of common stock outstanding	13,329,968	13,235,823	13,324,626	12,227,520
Weighted average unvested restricted stock	16,407	23,939	11,196	17,608
Diluted weighted average shares of common stock outstanding	13,346,375	13,259,762	13,335,822	12,245,128
Basic earnings per common share	$0.23	$0.25	$0.54	$0.52
Diluted earnings per common share	$0.23	$0.25	$0.54	$0.52

Index
Diluted earnings per common share was computed using the treasury stock method for restricted stock. Diluted earnings per common share excluded 95,475 and 81,850 weighted average shares of unvested restricted stock due to anti-dilutive effect for the three and six months ended June 30, 2026, respectively, and 108,488 and 115,125 for the three and six months ended June 30, 2025, respectively.
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
So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on the portion of our taxable income or capital gain that is distributed to shareholders annually. The Company had no income tax provision for the three and six months ended June 30, 2026 and 2025.
For the three and six months ended June 30, 2026 and 2025, the Company incurred no expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.
12.    FAIR VALUE
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheets, for which it is practicable to estimate that value.
The following table details the carrying value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim balance sheets as of June 30, 2026:

	As of June 30, 2026
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$5,593,575	$5,593,575
Loans held for investment, net	$296,753,498	$296,694,357
Investment in unconsolidated real estate joint venture	$25,925,934	$25,935,000
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

Index
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
Base Management Fees incurred for the three and six months ended June 30, 2026 were approximately $0.7 million and $1.4 million, respectively. Base Management Fees incurred for the three and six months ended June 30, 2025 were approximately $0.7 million and $1.3 million, respectively. As discussed under “Fee Waiver” below, the Manager waived approximately $7.3 thousand and $0.6 million of Base Management Fees for the three and six months ended June 30, 2025, respectively.
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
Incentive Fees incurred for the three and six months ended June 30, 2026 were approximately $0.2 million and $1.1 million, respectively. Incentive Fees incurred for the three and six months ended June 30, 2025 were approximately $0.2 million and $0.5 million, respectively. As discussed under “Fee Waiver” below, the Manager waived approximately $0.2 million and $0.5 million of Incentive Fees for the three and six months ended June 30, 2025, respectively.
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
For the three and six months ended June 30, 2026, no Base Management Fees or Incentive Fees were waived. For the three and six months ended June 30, 2025, Base Management Fees waived were $7.3 thousand and $0.6 million, respectively, and Incentive Fees waived were $0.2 million and $0.5 million, respectively.
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

Index
The following table summarizes the related party costs incurred by the Company for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Affiliate costs
Base management fees, net of waivers	$695,302	$689,140	$1,393,906	$689,140
Incentive fees earned, net of waivers	183,693	—	1,120,225	—
General and administrative expenses reimbursable to Manager	692,677	532,262	1,304,918	1,144,827
Professional fees reimbursable to Manager	37,219	12,905	54,442	17,894
Total	$1,608,891	$1,234,307	$3,873,491	$1,851,861
Amounts payable to the Manager as of June 30, 2026 and December 31, 2025 were approximately $1.8 million and $1.0 million, respectively, and are recorded within accrued management and incentive fees and accrued direct administrative expenses in the Company’s consolidated Balance Sheets.
The Manager is beneficially owned by certain officers and directors as of the date of this Quarterly Report on Form 10-Q.
Investments in Loans and Unconsolidated Real Estate Joint Venture
From time to time, the Company may co-invest with other investment vehicles managed by the SUNS Manager or its affiliates, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, SUNS Manager or its affiliates, including TCG RE Agent, may from time to time serve as administrative and collateral agents to the lenders under the loans in the Company’s portfolio. As of June 30, 2026, there were 14 co-invested loans held by the Company and affiliates of the Company.
In March 2026, in connection with the foreclosure of the San Antonio Loan, the Company formed a joint venture with an affiliate co-lender to acquire the underlying hotel property. The Company holds a 65.0% ownership interest in the joint venture. Refer to Note 6 for more information.
Unsecured Revolving Credit Facility with Affiliate
The Company maintains an unsecured revolving credit facility with SRT Finance LLC, an affiliate of the Company. Refer to Note 7 for more information.
14.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the six months ended June 30, 2026 and 2025:

	Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

Regular cash dividend	3/4/2025	3/31/2025	4/15/2025	$0.30	$4,026,448
Regular cash dividend	6/13/2025	6/30/2025	7/15/2025	0.30	4,026,353
2025 Period Subtotal				$0.60	$8,052,801
Regular cash dividend	3/10/2026	3/31/2026	4/15/2026	$0.30	$4,055,897
Regular cash dividend	6/15/2026	6/30/2026	7/15/2026	$0.30	$4,055,220
2026 Period Subtotal				$0.60	$8,111,117

Index
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
Interest income earned on the Company’s portfolio was concentrated with two borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $3.0 million, or 35%, of consolidated interest income during the three months ended June 30, 2026. Interest income earned on the Company’s portfolio was concentrated with six borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $5.7 million, or 85%, of consolidated interest income during the three months ended June 30, 2025.
Interest income earned on the Company’s portfolio was concentrated with three borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $7.7 million, or 41%, of consolidated interest income during the six months ended June 30, 2026. Interest income earned on the Company’s portfolio was concentrated with five borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $8.8 million, or 75%, of consolidated interest income during the six months ended June 30, 2025.
16.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim financial statements.
On July 17, 2026, the Company’s senior term loan and a residential development project revolver for various residential development projects in Palm Beach Gardens, FL, were repaid in full. The outstanding principal balances of the senior term loan and residential development project revolver, on the date of repayment were approximately $31.6 million and $23.8 million, respectively. In connection with the repayment, the Company recognized approximately $0.2 million of default interest and breakage fees.
On May 21, 2026, the Company, through its investment in the Lex Ave JV, entered into a definitive agreement (the “Agreement”) to sell its San Antonio hotel property for a purchase price of $41.0 million, subject to closing costs and other transaction expenses, and customary closing conditions. Based on the Company's 65.0% ownership interest in the Lex Ave JV, the Company expects to receive consideration of approximately $26.7 million, subject to its proportionate share of such closing costs and transaction expenses. Under the terms of the Agreement, the purchaser paid a $4.0 million earnest money deposit upon execution of the agreement, with the remaining purchase price to be funded at closing through approximately $5.0 million of purchaser cash and a $32.0 million senior secured loan to be originated by the Company and its affiliate co-lender in proportion to their respective ownership interests in the Lex Ave JV, with the Company owning 65.0%.

Index
On July 30, 2026, the Company, through its investment in the Lex Ave JV, entered into an amendment to the Agreement granting the purchaser an exclusive option to acquire the San Antonio hotel property on or before September 30, 2026. In connection with the amendment, the $4.0 million earnest money deposit was released and the purchaser made an additional $2.0 million payment, with the remaining purchase price expected to be funded at closing through $3.0 million of purchaser cash and a $32.0 million senior secured loan from the Company and its affiliate co-lender. No assurance can be given that the transaction will close on the currently contemplated terms, or at all. See Note 6 for additional information regarding the Lex Ave JV, the Lex Ave Hotel Foreclosure, and related accounting treatment.
On August 5, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will acquire Southern Realty Trust Inc. (“SRT”), subject to the approval of its stockholders and the approval of the SRT stockholders. Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of SRT common stock will be converted into the right to receive the following: (i) 1.45 shares, or approximately 8.4 million shares in aggregate, of the Company’s common stock; and (ii) from the Manager, an amount in cash per share equal to $0.05.
Further, in the Merger Agreement, the Company has agreed to take all necessary corporate action so that upon and after the effective time of the Merger, the size of its Board of Directors will be increased by one member (the “SRT Director Designee”). The SRT Director Designee will be appointed to the Company’s Board of Directors.

Index
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the SEC.
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
•our ability to successfully complete our proposed Merger (as defined below) and/or realize all of the expected benefits or that such benefits may take longer to realize than expected (including because we expect to incur significant costs associated with such Merger);
•our ability to consummate the sale of the San Antonio hotel property on acceptable terms, or at all;
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

Index
•the amount, collectability and timing of our cash flows, if any, from our loans and other investments, including investments in real estate acquired through foreclosure and held through joint ventures;
•our ability to obtain and maintain competitive financing arrangements;
•our ability to achieve our expected leverage;
•changes in the value of our loans and other investments, including investments in real estate acquired through foreclosure and held through joint ventures;;
•losses that may be exacerbated due to the concentration of our portfolio in a limited number of loans and borrowers;
•our investment and underwriting process;
•the rates of default or recovery rates on our loans, including our ability to realize value from collateral and real estate acquired through foreclosure;
•the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•the availability of investment opportunities in mortgage-related and real estate-related instruments and other securities, and our ability to reinvest proceeds from loan repayments, sales and other realizations in a timely manner and on favorable terms;
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
Actual results may differ materially from those expressed in or implied by these forward-looking statements as a result of various risks and uncertainties, including, without limitation, those described below and elsewhere in this Quarterly Report, including in Part II, Item 1A, “Risk Factors,” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, including in the section entitled “Risk Factors,” as well as in our subsequent filings with the SEC. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.
Overview
SUNS is a Maryland corporation that was formed on August 28, 2023 and that made its first investment in January 2024. We are a real estate focused debt fund, actively pursuing opportunities to finance transitional commercial real estate

Index
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
Developments During the Second Quarter June 30, 2026:
Updates to Our Loan Portfolio During the Second Quarter June 30, 2026
On April 1, 2026, our senior loan for a residential property in Austin, TX was repaid in full. The outstanding principal balance of the senior secured term loan on the date of repayment was approximately $14.1 million.

Index
Dividends Declared Per Share
During the three and six months ended June 30, 2026 and 2025, we declared the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 4, 2025	March 31, 2025	April 15, 2025	$0.30	$4,026,448
June 13, 2025	June 30, 2025	July 15, 2025	0.30	4,026,353
2025 Period Subtotal			$0.60	$8,052,801
March 10, 2026	March 31, 2026	April 15, 2026	$0.30	$4,055,897
June 15, 2026	June 30, 2026	July 15, 2026	$0.30	$4,055,220
2026 Period Subtotal			$0.60	$8,111,117
Recent Developments
On May 21, 2026, we, through our investment in the Lex Ave JV, entered into a definitive agreement (the “Agreement”) to sell the San Antonio hotel property for a purchase price of $41.0 million, subject to closing costs and other transaction expenses, and customary closing conditions. Based on our 65.0% ownership interest in the Lex Ave JV, we expect to receive total consideration of approximately $26.7 million, subject to our proportionate share of such closing costs and transaction expenses. Under the terms of the Agreement, the purchaser paid a $4.0 million earnest money deposit upon execution of the Agreement, with the remaining purchase price to be funded at closing through approximately $5.0 million of purchaser cash and a $32.0 million senior secured loan to be originated by us and our affiliate co-lender in proportion to our respective ownership interests in the Lex Ave JV.
On July 30, 2026, we, through our investment in the Lex Ave JV, entered into an amendment to the Agreement to grant the purchaser an exclusive option to purchase the San Antonio hotel property on or before September 30, 2026. In connection with the amendment, the $4.0 million earnest money deposit was released and the purchaser made an additional $2.0 million payment, with the remaining purchase price to be funded at closing through approximately $3.0 million of purchaser cash and a $32.0 million senior secured loan from us and our affiliate co-lender. No assurance can be given that the transaction will close on the currently contemplated terms or at all.
On July 17, 2026, our senior term loan and a residential development project revolver for various residential development projects in Palm Beach Gardens, FL were repaid in full. The outstanding principal balances of the senior term loan and residential development project revolver on the date of repayment were approximately $31.6 million and $23.8 million, respectively. In connection with the repayment, we recognized approximately $0.2 million of default interest and breakage fees.
As previously reported, on August 5, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which we will acquire Southern Realty Trust Inc. (“SRT”), subject to the approval of our stockholders and the approval of the SRT stockholders. Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of SRT common stock will be converted into the right to receive the following: (i) 1.45 shares, or approximately 8.4 million shares in aggregate, of our common stock; and (ii) from the Manager, an amount in cash per share equal to $0.05.
Further, in the Merger Agreement, we have agreed to take all necessary corporate action so that upon and after the effective time of the Merger, the size of our Board of Directors will be increased by one member (the “SRT Director Designee”). The SRT Director Designee will be appointed to our Board of Directors.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings (as defined below), book value per share and dividends declared per share.
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our Common Stock as of June 30, 2026 and December 31, 2025 was approximately $13.45 and $13.56, respectively.

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

Index
The following table provides a reconciliation of GAAP net income to Distributable Earnings for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net income	$3,076,025	$3,358,314	$7,329,375	$6,457,751
Adjustments to net income:
Stock-based compensation expense	297,484	259,066	667,446	502,687
Depreciation and amortization	—	—	—	—
Unrealized (gains) losses, or other non-cash items	—	—	—	—
Provision for current expected credit losses	557,248	468,493	617,531	586,141
TRS (income) loss	—	—	—	—
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—	—	—
Distributable earnings	$3,930,757	$4,085,873	$8,614,352	$7,546,579
Basic weighted average shares of common stock outstanding	13,329,968	13,235,823	13,324,626	12,227,520
Distributable earnings per basic weighted average share	$0.29	$0.31	$0.65	$0.62
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

Index
Results of Operations for the three and six months ended June 30, 2026 and 2025
The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Interest income	$8,564,695	$6,752,679	$18,837,381	$11,711,202
Interest expense	(2,745,781)	(1,083,212)	(5,713,418)	(1,419,371)
Net interest income	5,818,914	5,669,467	13,123,963	10,291,831
Expenses
Management and incentive fees	878,995	689,140	2,514,131	689,140
General and administrative expenses	809,783	659,957	1,552,882	1,413,083
Stock-based compensation	297,484	259,066	667,446	502,687
Professional fees	231,666	234,497	474,885	643,029
Total expenses	2,217,928	1,842,660	5,209,344	3,247,939
Provision for current expected credit losses	(557,248)	(468,493)	(617,531)	(586,141)
Equity in earnings of unconsolidated real estate joint venture	32,287	—	32,287	—
Net income	$3,076,025	$3,358,314	$7,329,375	$6,457,751
Net income. Our net income allocable to our common shareholders for the three and six months ended June 30, 2026, was approximately $3.1 million and $7.3 million, or $0.23 and $0.54 per basic weighted average common share, respectively, compared to net income allocable to our common shareholders of approximately $3.4 million and $6.5 million, or $0.25 and $0.52 per basic weighted average common share, respectively, for the three and six months ended June 30, 2025.
Interest income. Interest income increased approximately $1.8 million, or 26.8%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Interest income increased approximately $7.1 million, or 60.8%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase reflects a higher average investment balance driven by increased capital deployment. In addition, we recognized approximately $1.2 million of repayment premium income related to the early repayment of a $45.0 million secured mortgage loan in March 2026.
Interest expense. Interest expense increased approximately $1.7 million and $4.3 million for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, respectively, primarily driven by increased utilization of our lines of credit to support portfolio growth.
Management and incentive fees. Management and incentive fees increased approximately $0.2 million and $1.8 million for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, respectively. Base Management Fees incurred for the three and six months ended June 30, 2026 were approximately $0.7 million and $1.4 million, respectively, as compared $0.7 million, during both the three and six months ended June 30, 2025. The increase compared to the six months ended June 30, 2025 was driven by the waiver of approximately $7.3 thousand and $0.6 million of Base Management Fees for the three and six months ended June 30, 2025, respectively. Incentive Fees incurred for the three and six months ended June 30, 2026 were approximately $0.2 million and $1.1 million, respectively. There were no incentive fees incurred during the three and six months ended June 30, 2025 due to the waiver of approximately $0.2 million and $0.5 million of Incentive Fees, respectively.
General and administrative expenses. General and administrative expenses increased $149.8 thousand and $139.8 thousand during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily driven by higher reimbursable payroll and bonus costs payable to the Manager under the Management Agreement.
Professional fees. Professional fees were relatively consistent during the three months ended June 30, 2026, compared to the corresponding period in 2025, and decreased $(0.2) million during the six months ended June 30, 2026, compared to

Index
the six months ended June 30, 2025. The year-to-date decrease was primarily attributable to higher professional fees incurred during the first quarter of 2025 in connection with our first annual Form 10-K and proxy statement filing following our transition to a public company.
Provision for current expected credit losses. The provision for current expected credit losses increased $(88.8) thousand and $(31.4) thousand during the three and six months ended June 30, 2026, respectively, as compared to the three and six months ended June 30, 2025. The CECL Reserve balance as of June 30, 2026 was approximately $1.1 million, or 0.37%, of our total loans held at carrying value of approximately $296.8 million and was bifurcated between (i) the current expected credit loss reserve (contra-asset) related to outstanding balances on loans held at carrying value of $0.9 million and (ii) a liability for unfunded commitments of approximately $0.2 million. The liability for unfunded commitments represents expected credit losses on the unfunded portion of loan commitments over the contractual period during which we are exposed to credit risk through our obligation to extend credit. In estimating this liability, we consider the likelihood that commitments will be funded and, if funded, the expected credit losses on the funded portion of those commitments. We continuously evaluate the credit quality of each loan by assessing the risk factors of each loan.
Loan Portfolio
The table below summarizes our total loan portfolio as of June 30, 2026, unless otherwise specified.

Loan Type	Location		Original Funding Date	Loan Maturity	Current Commitments as of 06/30/2026	% of Total	Principal Balance as of 06/30/2026	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM(1)
Senior mortgage loans:
Residential	Palm Beach Gardens, FL	(2)	8/5/2024	9/1/2027	31,875,000	8.4%	31,239,158	12.3%	N/A	Floating	No	15%
Residential	Palm Beach Gardens, FL	(2)	8/5/2024	9/1/2027	28,125,000	7.5%	23,609,542	10.3%	N/A	Floating	No	13%
Residential	Fort Lauderdale, FL	(3)	11/1/2024	12/30/2026	30,000,000	7.9%	19,803,590	11.5%	N/A	Floating	No	15%
Hospitality	Austin, TX		12/12/2024	12/11/2027	32,000,000	8.5%	32,000,000	9.5%	N/A	Floating	No	11%
Residential	Aventura, FL		1/27/2025	1/27/2027	30,750,872	8.1%	30,750,872	9.0%	N/A	Floating	No	11%
Net Leased Tenant	New Orleans, LA	(3)	1/30/2025	1/30/2028	44,000,000	11.7%	25,294,251	10.1%	N/A	Floating	No	11%
Residential	Park City, UT		6/11/2025	8/1/2027	9,250,000	2.5%	4,965,932	11.3%	N/A	Floating	No	13%
Residential	Miami, FL		9/26/2025	9/25/2028	35,000,000	9.3%	26,643,711	8.4%	N/A	Floating	No	10%
Industrial	Doral, FL		10/6/2025	10/6/2027	4,164,957	1.1%	3,902,832	10.0%	N/A	Floating	No	14%
Industrial	West Palm Beach, FL		10/16/2025	10/16/2027	16,240,000	4.3%	1,893,394	10.0%	N/A	Floating	No	14%
Retail	Houston, TX		10/24/2025	10/24/2028	30,000,000	7.9%	22,735,559	9.5%	N/A	Floating	No	11%
Subordinate debt:
Residential	Miami, FL		11/15/2024	11/15/2027	13,000,000	3.4%	11,693,918	13.3%	N/A	Fixed	No	15%
Residential	Miami, FL		3/21/2025	12/13/2028	25,761,225	6.8%	19,848,963	13.5%	1.0%	Floating	No	15%
Hospitality	Diversified		2/13/2026	2/13/2029	47,254,616	12.5%	44,282,626	11.3%	N/A	Floating	No	13%
				Subtotal(4)	$377,421,670	100.0%	$298,664,348	10.6%	0.1%			13%
												Wtd Average
(1)Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan.
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of June 30, 2026 applied through maturity. Actual results could differ from those estimates and assumptions.
(2)This loan is structured as a senior term loan and home construction revolver, of which the proceeds will be used to fund varying development projects. Under each credit facility, the borrower is able to re-draw funds after repayment through maturity. The actual YTM is presented based on repayment of the facilities on July 17, 2026.
(3)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.

Index
(4)The interest subtotal rate is a weighted average rate.
Loans Held for Investment at Carrying Value
As of June 30, 2026 and December 31, 2025, our portfolio included 14 and 16 loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $377.4 million and $420.7 million, respectively, and outstanding principal was approximately $298.7 million and $305.5 million, respectively, as of June 30, 2026 and December 31, 2025. During the six months ended June 30, 2026, we funded approximately $115.6 million of new loans and additional principal on existing loans and had approximately $96.1 million of principal repayments of loans held at carrying value. As of June 30, 2026 and December 31, 2025, approximately 96.1% and 96.4%, respectively, of our loans held at carrying value had floating interest rates. As of June 30, 2026, these floating benchmark rates included one-month SOFR quoted at 3.7% and subject to a weighted average floor of 3.9% and U.S. prime rate subject to a weighted average floor of 8.0% and quoted at 6.75% based on outstanding principal.
The following tables summarize our loans held at carrying value as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$222,838,841	$(1,474,956)	$221,363,885	1.4
Subordinate debt	75,825,507	(435,894)	75,389,613	2.4
Total loans held at carrying value	$298,664,348	$(1,910,850)	$296,753,498	1.6

	As of December 31, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$282,678,920	$(2,803,998)	$279,874,922	1.9
Subordinate debt	22,834,265	(34,444)	22,799,821	2.4
Total loans held at carrying value	$305,513,185	$(2,838,442)	$302,674,743	1.9
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of June 30, 2026 and December 31, 2025.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.

Index
The following table presents changes in loans held at carrying value as of and for the six months ended June 30, 2026:

	Principal	Original Issue (Discount) Premium	Carrying Value

Total loans held at carrying value at December 31, 2025	$305,513,185	$(2,838,442)	$302,674,743
New fundings	109,218,292	(903,136)	108,315,156
Interest drawn on loans	6,364,993	—	6,364,993
Accretion of original issue discount and premium, net	—	1,663,895	1,663,895
Loan repayments	(96,130,931)	—	(96,130,931)
Foreclosure and contribution to real estate joint venture	(26,379,740)	166,833	(26,212,907)
PIK interest	78,549	—	78,549
Total loans held at carrying value at June 30, 2026	$298,664,348	$(1,910,850)	$296,753,498
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
Upon default of a loan, we may seek to sell the loan to a third-party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. If we do not or cannot sell a foreclosed property, we would then come to own and operate it as “real estate owned” (“REO”). During the six months ended June 30, 2026, we acquired one REO asset through foreclosure proceedings and contemporaneously contributed such asset to the Lex Ave JV (see Note 6).
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

Index
As of June 30, 2026 and December 31, 2025, all of our cash was unrestricted and totaled approximately $5.6 million and $6.4 million, respectively.
As of June 30, 2026, we believe that our cash on hand, capacity available under the Revolving Credit Facility, SRTF Credit Facility and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Given the nature of our business, we constantly explore both the public and private capital markets to raise capital, subject to market and other considerations.
There were no capital markets transactions completed during the six months ended June 30, 2026.
Our registration statement on Form S-3 (File No. 333-289188) (the “Shelf Registration Statement”) became effective on August 6, 2025 and allows us to offer and sell, from time to time, up to $500.0 million of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement , or other offering materials, at the time of any offering. We may also access liquidity through our at-the-market offering program (the “ATM Program”), established in August 2025, pursuant to which we may offer and sell, from time to time, up to $50.0 million of our common stock. No shares were sold under the ATM Program during the six months ended June 30, 2026.
On September 3, 2025, we also established a dividend reinvestment plan (the “DRIP”). The DRIP allows shareholders to reinvest all or a portion of their cash dividends in additional shares of our common stock (which shares, at our option, are either newly issued directly from us or purchased by the plan administrator in the open market). A total of 1,000,000 shares of common stock has been registered for issuance under the DRIP. No shares were issued under the DRIP during the six months ended June 30, 2026.
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
As of June 30, 2026, we had $82.6 million of outstanding borrowings under the Revolving Credit Facility and $82.4 million availability under our Revolving Credit Facility, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement).
To the best of our knowledge, as of June 30, 2026, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
SRTF Credit Facility

Index
On December 9, 2024, we entered into the SRTF Credit Facility, which provides for an unsecured revolving credit facility with a $75.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the SRTF Credit Agreement.
As of June 30, 2026, we had $59.1 million of outstanding borrowings under the SRTF Credit Facility and $15.9 million availability under our SRTF Credit Facility.
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
Debt Service
As of June 30, 2026, we believe that our cash on hand, capacity available under our Revolving Credit Facility and SRTF Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.
Cash Flows
The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$1,536,202	$(1,237,338)
Net cash used in investing activities	(13,442,872)	(108,873,779)
Net cash provided by (used in) financing activities	11,054,917	(68,944,032)
Change in cash and cash equivalents	$(851,753)	$(179,055,149)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2026 was approximately $1.5 million, compared to net cash used in operating activities of approximately $(1.2) million for the six months ended June 30, 2025. The increase of approximately $2.8 million period over period was primarily due to an increase in net interest income, partially offset by higher management and incentive fees paid.
Net Cash Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2026 was approximately $(13.4) million, compared to $(108.9) million for the six months ended June 30, 2025. The decrease in net cash used of approximately $95.4 million was primarily due to an increase in principal repayments on loans of approximately $84.6 million and a decrease in issuance and fundings on loans of approximately $12.1 million, partially offset by $(1.3) million of contributions to unconsolidated real estate joint venture.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2026 was approximately $11.1 million, compared to net cash used in financing activities of $(68.9) million for the six months ended June 30, 2025. The decrease in cash used in financing activities of approximately $80.0 million was primarily due to an increase of $144.2 million in repayments on the revolving credit facilities and $9.4 million increase in borrowings on the revolving credit facilities, partially offset by a decrease of $(72.6) million from offering proceeds relating to the January 2025 Offering.

Index
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of June 30, 2026 are as follows:

	As of June 30, 2026
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$10,196,410	$68,712,023	$—	$—	$78,908,433
Total	$10,196,410	$68,712,023	$—	$—	$78,908,433
As of June 30, 2026, all unfunded commitments were related to our total loan commitments and were available for funding in less than three years.
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

Index
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We intend for our investment mix to include high quality residential, including multi-family, condominiums and single-family residential communities, retail, office, hospitality, industrial, mixed-use and specialty-use real estate. Our investments are primarily commercial real estate loans, but may also include, from time to time, equity interest in unconsolidated joint ventures holding real estate acquired through foreclosure or other remedies. We believe that our Manager’s rigorous investment process on our behalf will enable us to make investments with potential for value creation as we seek to provide capital to strong sponsors with readily executable business plans while endeavoring to implement significant downside protections.
The allocation of capital among our target assets will depend on prevailing market conditions at the time we invest, among other considerations, and may change over time in response to changes in market conditions, including with respect to interest rates and general economic and credit market conditions as well as local economic conditions in markets where we are active.
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheets. As of June 30, 2026 and December 31, 2025, none of our loans held for investment were carried at fair value. As of June 30, 2026, our assets also included an equity-method investment in an unconsolidated real estate joint venture holding hotel real estate acquired through foreclosure, the value of which is subject to risks different from those applicable to our loan portfolio, including risks relating to hotel operating performance, capital expenditures, real estate values, financing conditions and the timing and terms of any sale or refinancing.
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

Index
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of June 30, 2026, we had 13 floating-rate loans, representing approximately 96% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR quoted at 3.7% and subject to a weighted average floor of 3.9%, and U.S. prime rate quoted at 6.75% and subject to a weighted average floor of 8.0% based on outstanding principal. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $2.9 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $0.7 million due to the effects of the benchmark floor. Our investment in the unconsolidated real estate joint venture is not reflected in this interest income sensitivity analysis, although changes in market interest rates may indirectly affect the value and performance of that investment by influencing hotel operating performance, capitalization rates, financing availability and the terms of any sale or refinancing involving the underlying property.
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

Index
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
Our loan portfolio as of June 30, 2026 was concentrated with the top three borrowers representing approximately 43.9% of the aggregate outstanding principal balances and approximately 36.9% of the total loan commitments. We made our first investment in January 2024 and expect to continue to diversify our loan portfolio as loans in our pipeline are evaluated and are originated through the deployment of our capital.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Index
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of June 30, 2026, we were not subject to any material pending legal proceedings to which we are a party or any of our assets are subject.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, except as set forth below.
Risks Relating to the Proposed Merger with SRT
Completion of the Merger remains subject to conditions that we cannot control.
The Merger is subject to various closing conditions, including the approval of our stockholders and the stockholders of SRT. There are no assurances that all of the conditions necessary to consummate the Merger will be satisfied or that the conditions will be satisfied in the time frame expected.
We may fail to realize all of the expected benefits of the Merger or those benefits may take longer to realize than expected.
The full benefits of the Merger may not be realized by us as expected or may not be achieved within the anticipated time-frame, or at all. Failure to achieve the anticipated benefits of the Merger could adversely affect our results of operations or cash flows, cause dilution to our earnings per share or book value per share, decrease or delay the expected accretive effect of the Merger, and negatively impact the share price of our common stock.
In addition, we will be required to devote significant attention and resources prior to closing to prepare for the post-closing operation of the combined company. Post-closing, we may be required to devote significant attention and resources to successfully integrate SRT into our existing structure. This integration process may disrupt our business and, if ineffective, would limit the anticipated benefits of the Merger and could adversely affect our business.
We will incur direct and indirect costs as a result of the Merger.
We will incur substantial expenses in connection with and as a result of completing the SRT acquisition and, following completion, we may incur additional expenses in connection with combining the businesses, operations, policies and procedures of the two companies. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2026, we did not repurchase any shares of our Common Stock.
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

Date: August 6, 2026
SUNRISE REALTY TRUST, INC.

	By:	/s/ Brian Sedrish
Brian Sedrish
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)