Form 10-Q
period 2026-09-30
Sunrise Realty Trust, Inc.
filed 2026-11-10
CIK 2012706

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 9, 2026
Common stock, $0.01 par value per share	21,980,828

Index
SUNRISE REALTY TRUST, INC.
TABLE OF CONTENTS

Index
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
SUNRISE REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Loans held for investment at carrying value, net	$255,597,626	$302,674,743
Current expected credit loss reserve	(792,233)	(1,891,170)
Loans held for investment at carrying value, net of current expected credit loss reserve	254,805,393	300,783,573

Cash and cash equivalents	6,042,148	6,445,328
Interest receivable	2,159,571	2,264,133
Investment in unconsolidated real estate joint venture	21,612,507	—
Prepaid expenses and other assets	787,959	735,230
Total assets	$285,407,578	$310,228,264

Liabilities
Accrued interest	$647,661	$730,644
Dividends payable	4,054,755	4,026,296
Current expected credit loss reserve	131,872	178,066
Accrued management and incentive fees	690,547	692,716
Accrued direct administrative expenses	1,031,861	282,296
Accounts payable and other liabilities	1,147,486	355,865
Line of credit payable	63,700,000	102,250,000
Line of credit payable to affiliate	33,050,000	19,750,000
Total liabilities	104,454,182	128,265,883
Commitments and contingencies (Note 8)
Shareholders' equity
Preferred stock, par value $0.01 per share, 10,000 shares authorized at September 30, 2026 and December 31, 2025 and 0 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, par value $0.01 per share, 50,000,000 shares authorized at September 30, 2026 and December 31, 2025 and 13,515,851 and 13,420,986 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	135,159	134,210
Additional paid-in capital	187,688,100	186,745,489
Accumulated (deficit) earnings	(6,869,863)	(4,917,318)
Total shareholders' equity	180,953,396	181,962,381

Total liabilities and shareholders' equity	$285,407,578	$310,228,264
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Interest income	$7,973,625	$7,494,713	$26,811,006	$19,205,915
Interest expense	(2,223,556)	(1,438,547)	(7,936,974)	(2,857,918)
Net interest income	5,750,069	6,056,166	18,874,032	16,347,997
Expenses
Management and incentive fees	690,547	1,072,274	3,204,678	1,761,414
General and administrative expenses	909,887	654,253	2,462,769	2,067,336
Stock-based compensation	276,114	260,307	943,560	762,994
Professional fees	218,178	208,238	693,063	851,267
Merger costs	862,448	—	862,448	—
Total expenses	2,957,174	2,195,072	8,166,518	5,443,011
Reversal of (provision for) current expected credit losses	184,755	193,865	(432,776)	(392,276)
Other income	286,578	—	286,578	—
Equity in losses of unconsolidated real estate joint venture	(271,022)	—	(238,735)	—
Net income before income taxes	2,993,206	4,054,959	10,322,581	10,512,710
Income tax expense	109,254	—	109,254	—
Net income	$2,883,952	$4,054,959	$10,213,327	$10,512,710

Earnings per common share:
Basic	$0.21	$0.30	$0.75	$0.82
Diluted	$0.21	$0.30	$0.75	$0.82

Weighted average number of common shares outstanding:
Basic	13,341,545	13,247,030	13,330,328	12,571,091
Diluted	13,377,021	13,284,086	13,349,618	12,595,756
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Three Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
	Shares	Amount
Balance as of June 30, 2026	13,517,402	$135,174	$187,411,971	$(5,699,060)	$181,848,085
Stock-based compensation, net of forfeitures	(1,551)	(15)	276,129	—	276,114
Dividends declared on common shares ($0.30 per share)	—	—	—	(4,054,755)	(4,054,755)
Net income	—	—	—	2,883,952	2,883,952
Balance as of September 30, 2026	13,515,851	$135,159	$187,688,100	$(6,869,863)	$180,953,396

Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
	Shares	Amount
Balance as of June 30, 2025	13,421,176	$134,212	$186,737,773	$(2,549,384)	$184,322,601
Stock-based compensation, net of forfeitures	(190)	(2)	260,309	—	260,307
Dividends declared on common shares ($0.30 per share)	—	—	—	(4,026,296)	(4,026,296)
Net income	—	—	—	4,054,959	4,054,959
Balance as of September 30, 2025	13,420,986	$134,210	$186,998,082	$(2,520,721)	$184,611,571
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)

Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2025	13,420,986	$134,210	$186,745,489	$(4,917,318)	$181,962,381
Stock-based compensation, net of forfeitures	94,865	949	942,611	—	943,560
Dividends declared on common shares ($0.90 per share)	—	—	—	(12,165,872)	(12,165,872)
Net income	—	—	—	10,213,327	10,213,327
Balance as of September 30, 2026	13,515,851	$135,159	$187,688,100	$(6,869,863)	$180,953,396

Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2024	7,004,676	$70,047	$115,022,034	$(954,334)	$114,137,747
Issuance of common stock, net of offering costs	6,400,000	64,000	71,213,217	—	71,277,217
Stock-based compensation, net of forfeitures	16,310	163	762,831	—	762,994
Dividends declared on common shares ($0.90 per share)	—	—	—	(12,079,097)	(12,079,097)
Net income	—	—	—	10,512,710	10,512,710
Balance as of September 30, 2025	13,420,986	$134,210	$186,998,082	$(2,520,721)	$184,611,571
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2026	2025
Operating activities:
Net income	$10,213,327	$10,512,710
Adjustments to reconcile net income to net cash used in operating activities:
Provision for current expected credit losses	432,776	392,276
Amortization of deferred financing costs	1,057,119	327,022
Accretion of deferred loan original issue discount and premium, net	(2,242,868)	(1,117,860)
Stock-based compensation	943,560	762,994
Interest drawn on loans	(12,728,970)	(12,944,697)
PIK interest	(129,865)	(24,018)
Equity in losses of unconsolidated real estate joint venture	238,735	—
Changes in operating assets and liabilities:
Interest receivable	104,562	(828,616)
Prepaid expenses and other assets	(409,458)	(127,423)
Accrued interest	(82,983)	372,569
Accrued management and incentive fees	(2,169)	679,211
Accrued direct administrative expenses	749,565	121,941
Accounts payable and other liabilities	791,621	(19,710)
Net cash used in operating activities	(1,065,048)	(1,893,601)

Cash flows from investing activities:
Issuance of and fundings on loans	(119,024,774)	(148,255,080)
Distributions from unconsolidated real estate joint venture	4,042,405	—
Contributions to unconsolidated real estate joint venture	(1,258,647)	—
Principal repayment of loans	154,990,687	42,696,558
Net cash provided by (used in) investing activities	38,749,671	(105,558,522)

Cash flows from financing activities:
Proceeds from sale of common stock	—	72,588,000
Payment of offering costs - equity offering	—	(1,310,783)
Payment of financing costs	(700,390)	(219,731)
Borrowings on revolving credit facilities	130,950,000	138,160,000
Repayment of revolving credit facilities	(156,200,000)	(269,850,000)
Dividends paid to common shareholders	(12,137,413)	(10,994,765)
Net cash used in financing activities	(38,087,803)	(71,627,279)

Net decrease in cash and cash equivalents	(403,180)	(179,079,402)
Cash and cash equivalents, beginning of period	6,445,328	184,626,770
Cash and cash equivalents, end of period	$6,042,148	$5,547,368

Supplemental disclosure of non-cash activity:
OID withheld from funding of loans	$903,136	$1,541,528
Non-cash investment in unconsolidated real estate joint venture	$24,635,000	$—
Dividends declared and not yet paid	$4,054,755	$4,026,296

Supplemental information:
Interest paid during the period	$6,962,838	$2,158,327
Income taxes paid during the period	$—	$—
See accompanying notes to the unaudited interim consolidated financial statements

Index
SUNRISE REALTY TRUST, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2026
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
SUNS is externally managed and advised by Sunrise Manager LLC (“SUNS Manager” or the “Manager”), a related party and a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company consolidates all of its subsidiaries, which are consolidated within the Company’s consolidated financial statements.
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

Index
Equity Method Investments
The Company accounts for its investment in unconsolidated real estate joint ventures over which it has the ability to exercise significant influence, but does not control, under the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Under the equity method, the Company initially records the investment at cost and subsequently adjusts the carrying value of the investment to recognize the Company’s proportionate share of the investee’s earnings or losses, which are included in equity in earnings (losses) of unconsolidated real estate joint venture in the consolidated statements of operations. For certain equity method investments, the Company records its share of earnings and losses on a one-quarter reporting lag when financial information of the investee is not available on a timely basis. Distributions received from equity method investees are recorded as reductions of the investment balance to the extent they represent returns of investment.
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
3.    LOANS HELD FOR INVESTMENT AT CARRYING VALUE
As of September 30, 2026 and December 31, 2025, the Company’s portfolio included 12 and 16 loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $313.9 million and $420.7 million, respectively, and outstanding principal was approximately $256.9 million and $305.5 million, as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, the Company funded approximately $132.7 million of new loans and additional principal on existing loans and had approximately $155.0 million of principal repayments of loans held at carrying value. As of September 30, 2026 and December 31, 2025, approximately 95.3% and 96.4%, respectively, of the Company’s loans held at carrying value had floating interest rates. As of September 30, 2026, these floating benchmark rates included one-month Secured Overnight Financing Rate (“SOFR”) quoted at 3.91% and subject to a weighted average floor of 3.87%, and U.S. prime rate quoted at 7.00% and subject to a weighted average floor of 8.00% based on outstanding principal.

Index
The following tables summarize the Company’s loans held at carrying value as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$182,323,008	$(943,288)	$181,379,720	1.2
Subordinate debt	74,606,495	(388,589)	74,217,906	2.1
Total loans held at carrying value	$256,929,503	$(1,331,877)	$255,597,626	1.4

	As of December 31, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$282,678,920	$(2,803,998)	$279,874,922	1.9
Subordinate debt	22,834,265	(34,444)	22,799,821	2.4
Total loans held at carrying value	$305,513,185	$(2,838,442)	$302,674,743	1.9
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID or premium and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of September 30, 2026 and December 31, 2025.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2026:

	Principal	Original Issue (Discount) Premium	Carrying Value

Total loans held at carrying value at December 31, 2025	$305,513,185	$(2,838,442)	$302,674,743
New fundings	119,927,910	(903,136)	119,024,774
Interest drawn on loans	12,728,970	—	12,728,970
Accretion of original issue discount and premium, net	—	2,242,868	2,242,868
Loan repayments	(154,990,687)	—	(154,990,687)
Foreclosure and contribution to real estate joint venture	(26,379,740)	166,833	(26,212,907)
PIK interest	129,865	—	129,865
Total loans held at carrying value at September 30, 2026	$256,929,503	$(1,331,877)	$255,597,626
As of September 30, 2026, there were no loans in the Company’s portfolio on nonaccrual status. As of December 31, 2025, the Company had one loan held at carrying value on nonaccrual status.
In March 2026, the Company derecognized its senior hospitality loan in San Antonio, Texas (the “San Antonio Loan”) in connection with the foreclosure on the underlying collateral and the contemporaneous contribution of the acquired real

Index
estate to a newly formed unconsolidated joint venture. In exchange, the Company received an equity interest in the joint venture, which is accounted for under the equity method. The contribution was recorded based on the fair value of the underlying collateral of approximately $24.6 million. See Note 6 included in these consolidated financial statements for additional information.
A more detailed listing of the Company’s loans held at carrying value portfolio based on information available as of September 30, 2026 is as follows:

Loan Type	Location	Outstanding Principal(1)	Original Issue (Discount) Premium	Carrying Value(1)	Interest Rate		Maturity Date(2)	Payment Terms(3)

Senior mortgage loans:
Residential	Fort Lauderdale, FL	$23,116,784	$(34,615)	$23,082,169	11.51%	(4)	12/30/2026	I/O
Hospitality	Austin, TX	32,000,000	(155,556)	31,844,444	9.50%	(5)	12/11/2027	I/O
Residential	Aventura, FL	30,750,872	(40,110)	30,710,762	9.00%	(6)	1/27/2027	I/O
Net Leased Tenant	New Orleans, LA	31,139,139	(195,556)	30,943,583	10.10%	(7)	1/30/2028	I/O
Residential	Park City, UT	5,952,407	(88,942)	5,863,465	11.25%	(8)	8/1/2027	I/O
Residential	Miami, FL	27,302,824	(116,667)	27,186,157	8.66%	(9)	9/25/2028	I/O
Industrial	Doral, FL	2,931,041	(15,542)	2,915,499	10.11%	(10)	10/6/2027	I/O
Industrial	West Palm Beach, FL	5,929,506	(87,967)	5,841,539	10.11%	(10)	10/16/2027	I/O
Retail	Houston, TX	23,200,435	(208,333)	22,992,102	9.66%	(11)	10/24/2028	I/O
Subordinate debt:
Residential	Miami, FL	12,104,993	(46,944)	12,058,049	13.25%	(12)	11/15/2027	I/O
Residential	Miami, FL	20,596,466	33,750	20,630,216	14.50%	(13)	12/13/2028	I/O
Hospitality	Diversified	41,905,036	(375,395)	41,529,641	12.16%	(14)	2/13/2029	I/O
Total loans held at carrying value		$256,929,503	$(1,331,877)	$255,597,626
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
(5)Base interest rate of 5.50% plus SOFR (SOFR floor of 4.00%).
(6)Base interest rate of 5.00% plus SOFR (SOFR floor of 4.00%).
(7)Base interest rate of 5.60% plus SOFR (SOFR floor of 4.50%).
(8)Base interest rate of 3.25% plus U.S. prime rate (U.S. prime floor of 8.00%).
(9)Base interest rate of 4.75% plus SOFR (SOFR floor of 3.50%).
(10)Base interest rate of 6.20% plus SOFR (SOFR floor of 3.75%).
(11)Base interest rate of 5.75% plus SOFR (SOFR floor of 3.75%).
(12)Base interest rate of 13.25%.
(13)Base interest rate of 9.50% plus SOFR (SOFR floor of 4.00%) and PIK interest rate of 1.00%.
(14)Base interest rate of 8.25% plus SOFR (SOFR floor of 3.00%)
4.    CURRENT EXPECTED CREDIT LOSSES
As of September 30, 2026 and December 31, 2025, the Company’s CECL Reserve for its loans held at carrying value was approximately $0.9 million (0.36% of total loans) and $2.1 million (0.68% of total loans), respectively. The Company’s total loans held at carrying value were approximately $255.6 million and $302.7 million as of those dates, respectively. As of September 30, 2026 and December 31, 2025, the CECL reserve included an allowance for credit losses on outstanding

Index
loans of approximately $0.8 million and $1.9 million, respectively, and a liability for expected credit losses on unfunded loan commitments of approximately $0.1 million and $0.2 million, respectively.
The liability for unfunded loan commitments reflects expected credit losses over the contractual period during which the Company is exposed to credit risk through its obligation to extend credit. In estimating this liability, management considers the likelihood of funding and the expected credit losses associated with commitments that are ultimately funded.
Activity related to the CECL Reserve for outstanding balances and unfunded commitments on the Company’s loans held at carrying value as of and for the three and nine months ended September 30, 2026 was as follows:

	Outstanding(1)	Unfunded(2)	Total
Balance at June 30, 2026	$932,221	$176,639	$1,108,860
(Reversal of) provision for current expected credit losses	(139,988)	(44,767)	(184,755)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at September 30, 2026	$792,233	$131,872	$924,105

	Outstanding(1)	Unfunded(2)	Total
Balance at December 31, 2025	$1,891,170	$178,066	$2,069,236
Provision for current expected credit losses	478,970	(46,194)	432,776
Write-offs(3)	(1,577,907)	—	(1,577,907)
Recoveries	—	—	—
Balance at September 30, 2026	$792,233	$131,872	$924,105

(1)As of September 30, 2026 and December 31, 2025, the CECL Reserve related to outstanding balances on loans held at carrying value is recorded within current expected credit loss reserve in the Company’s consolidated balance sheets.
(2)As of September 30, 2026 and December 31, 2025, the CECL Reserve related to unfunded commitments on loans held at carrying value is recorded within current expected credit loss reserve as a liability in the Company’s consolidated balance sheets.
(3)During the nine months ended September 30, 2026, the Company wrote off the provision for credit losses associated with the San Antonio Loan that was derecognized in connection with the foreclosure and contribution to a joint venture.
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

Index
As of September 30, 2026, the carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating by year of origination is as follows:

Risk Rating:	2026	2025	2024	Total
1	$—	$—	$—	$—
2	41,529,641	147,083,323	66,984,662	255,597,626
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$41,529,641	$147,083,323	$66,984,662	$255,597,626

Gross write-offs	$—	$—	$(1,577,907)	$(1,577,907)
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
5.    INTEREST RECEIVABLE
The following table summarizes the interest receivable balance for the Company as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025

Interest receivable	$2,139,591	$2,251,700
Unused fees receivable	2,514	2,203
PIK receivable	12,015	7,037
Other fees receivable	5,451	3,193
Total interest receivable	$2,159,571	$2,264,133
6.    INVESTMENT IN UNCONSOLIDATED REAL ESTATE JOINT VENTURE
In February 2026, the Company and the affiliate co-lender to the San Antonio Loan formed 123 Lex Ave Hotel Holdings LLC (the “Lex Ave JV”) based on their respective interests in the San Antonio Loan. On March 3, 2026, following the lenders’ exercise of their foreclosure rights, the Lex Ave JV acquired the San Antonio hotel property that served as the underlying collateral for the San Antonio Loan through a credit bid equal to the aggregate unpaid principal balance of the San Antonio Loan of approximately $40.6 million (the “Lex Ave Hotel Foreclosure”).
Following the Lex Ave Hotel Foreclosure, the Company recognized real estate owned (“REO”) at the lower of the carrying value of the San Antonio Loan and the fair value of the REO, and contributed its 65.0% share of the REO for a 65.0% equity interest in the Lex Ave JV. The Company’s investment in the Lex Ave JV was initially recognized at the fair value of the contributed REO of approximately $24.6 million.
On May 21, 2026, the Lex Ave JV entered into a definitive agreement (the “SA Hotel Sale Agreement”) to sell its San Antonio hotel property for a purchase price of $41.0 million, subject to closing costs and other transaction expenses. Under the terms of the SA Hotel Sale Agreement, the purchaser paid a $4.0 million earnest money deposit upon execution of the SA Hotel Sale Agreement.
On July 30, 2026, the Lex Ave JV entered into an amendment to the SA Hotel Sale Agreement granting the purchaser an exclusive option to acquire the San Antonio hotel property on or before September 30, 2026. In connection with the

Index
amendment, the $4.0 million earnest money deposit was released and the purchaser made an additional $2.0 million payment, with the remaining purchase price expected to be funded at closing through $3.0 million of purchaser cash and a $32.0 million senior secured loan from the Company and its affiliate co-lender.
On September 29, 2026, the Lex Ave JV entered into a second amendment to the SA Hotel Sale Agreement, extending the closing date to October 9, 2026. In consideration for the extension, the purchaser agreed to make an additional payment of approximately $0.2 million to the Lex Ave JV, which reduced the remaining cash consideration purchase price expected to be received at closing, and to pay approximately $0.4 million in delayed interest and a $0.1 million loan modification fee, both payable directly to the loan agent on behalf of the Company and its affiliate co-lender. The Company recognized its 65.0% share of the delayed interest consideration, or approximately $0.3 million, in other income in the accompanying consolidated statements of operations. The Company’s 65.0% share of the loan modification fee, or $65.0 thousand, was deferred in accounts payable and other liabilities in the accompanying consolidated balance sheets as of September 30, 2026, and will be recognized in interest income over the initial loan term.
On October 9, 2026, the Lex Ave JV completed the sale of the San Antonio hotel property. See Note 17 in these consolidated financial statements for additional information regarding the sale and related financing.
Activity in the Company’s investment in the Lex Ave JV during the nine months ended September 30, 2026 was as follows:

Activity	Nine months ended September 30, 2026

Initial contribution of REO	$24,635,000
Additional capital contributions	1,258,647
Capital distributions	(4,042,405)
Equity in losses of unconsolidated real estate joint venture	(238,735)
Ending investment balance at September 30, 2026	$21,612,507
Additional capital contributions primarily related to funding operating costs and capital requirements of the hotel property. Capital distributions received from the Lex Ave JV primarily consisted of the Company’s share of the release of the earnest money deposit and additional payments the Lex Ave JV received from the purchaser. During the nine months ended September 30, 2026, the Company recognized equity in losses of approximately $0.2 million, representing its 65.0% share of the Lex Ave JV's net loss.
The following table summarizes the Company’s investment in its unconsolidated real estate joint venture as of September 30, 2026 and December 31, 2025:

Entity	Date Formed	Ownership %	As of September 30, 2026	As of December 31, 2025

123 Lex Ave Hotel Holdings LLC	2/27/2026	65%	$21,612,507	$—
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

Index
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
The Company is required to pay certain fees under the Revolving Credit Agreement, including a $75.0 thousand annual agent fee and a 0.25% per annum loan fee payable ratably to the lenders on the annual anniversary of the closing date. The Company is also required to pay an unused line fee of 0.25% per annum, payable semi-annually in arrears. Based on the terms of the Revolving Credit Agreement, the unused line fee is waived if the Company’s average revolver usage exceeds the minimum amount required per the Revolving Credit Agreement. Unused line fees were $134.1 thousand and $67.5 thousand during the nine months ended September 30, 2026 and 2025, respectively. In connection with the Revolving Credit Agreement and related amendments, the Company incurred certain closing costs of approximately $0.5 million, which were included in prepaid expenses and other assets on the Company’s consolidated balance sheets and amortized over the life of the Revolving Credit Facility.
The Revolving Credit Facility is guaranteed by certain material subsidiaries of the Company and is secured by substantially all assets of the Company; provided that upon the meeting of certain conditions, the Revolving Credit Facility will be secured only by certain assets of the Company comprising of or relating to loan obligations designed for inclusion in the borrowing base. In addition, the Company is subject to various financial and other covenants, including a liquidity and debt service coverage ratio covenant. As amended, the Revolving Credit Facility requires us to, among other things: (i) maintain liquidity equal to the greater of (A) $5 million and (B) an amount equal to 10% of the outstanding obligations thereunder so long as we maintain at least $5 million in qualified cash, (ii) maintain a quarterly debt service coverage ratio of at least 1.50 to 1.0 and (iii) maintain a leverage ratio of not more than 3.25x measured as of the end of each fiscal quarter. As of September 30, 2026, the Company was in compliance in all material respects with these covenants.
As of September 30, 2026 and December 31, 2025, outstanding borrowings under the Revolving Credit Facility were $63.7 million and $102.3 million, respectively, and $101.3 million and $37.7 million were available for borrowing as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, the interest rate on the Company’s borrowings under the Revolving Credit Facility was 6.66% and 6.59%, respectively.
In November 2026, the Company entered into Amendment Number Eight to the Revolving Credit Facility in connection with the Merger and other transactions contemplated therein. See Notes 16 and 17 included in these consolidated financial statements for additional information.
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

Index
As of September 30, 2026 and December 31, 2025, outstanding borrowings under the SRTF Credit Facility were $33.1 million and $19.8 million, respectively, and $41.9 million and $55.2 million were available for borrowing as of September 30, 2026 and December 31, 2025, respectively.
The following tables reflect a summary of interest expense incurred during the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30, 2026
	Revolving Credit Facility	SRTF Credit Facility	Total Borrowings

Interest expense	$1,085,447	$665,100	$1,750,547
Unused fee expense	116,250	—	116,250
Amortization of deferred financing costs	167,258	189,501	356,759
Total interest expense	$1,368,955	$854,601	$2,223,556

	Three months ended September 30, 2025
	Revolving Credit Facility	SRTF Credit Facility	Total Borrowings

Interest expense	$1,239,879	$—	$1,239,879
Unused fee expense	45,577	—	45,577
Amortization of deferred financing costs	151,642	1,449	153,091
Total interest expense	$1,437,098	$1,449	$1,438,547

	Nine months ended September 30, 2026
	Revolving Credit Facility	SRTF Credit Facility	Total Borrowings

Interest expense	$4,098,195	$2,647,589	$6,745,784
Unused fee expense	134,071	—	134,071
Amortization of deferred financing costs	488,681	568,438	1,057,119
Total interest expense	$4,720,947	$3,216,027	$7,936,974

	Nine months ended September 30, 2025
	Revolving Credit Facility	SRTF Credit Facility	Total Borrowings

Interest expense	$2,423,157	$40,249	$2,463,406
Unused fee expense	67,490	—	67,490
Amortization of deferred financing costs	322,723	4,299	327,022
Total interest expense	$2,813,370	$44,548	$2,857,918

Index
8.    COMMITMENTS AND CONTINGENCIES
As of September 30, 2026 and December 31, 2025, the Company had the following commitments to fund various investments:

	As of September 30, 2026	As of December 31, 2025

Total loan commitments	$313,946,487	$420,707,524
Less: drawn commitments	(256,727,076)	(305,440,623)
Total undrawn commitments	$57,219,411	$115,266,901
The Company from time to time may be a party to litigation in the normal course of business. The Company investigates these claims as they arise. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. As of September 30, 2026, the Company was not aware of any legal claims that could materially impact its business, financial condition or results of operations.
9.    SHAREHOLDERS’ EQUITY
Preferred Stock
As of September 30, 2026 and December 31, 2025, the Company was authorized to issue up to 10,000 shares of Preferred Stock, par value $0.01 per share (the “Preferred Stock”), respectively, of which none have been issued. The Board of Directors has the authority, without action by our shareholders, to issue up to 10,000 shares of Preferred Stock in one or more series or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of common stock. There were no shares of Preferred Stock designated or outstanding as of September 30, 2026 and December 31, 2025, respectively.
Common Stock
As of September 30, 2026 and December 31, 2025, the Company was authorized to issue up to 50,000,000 shares of common stock, respectively, and issued 13,515,851 and 13,420,986 shares of common stock, respectively.
Shelf Registration Statement
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
At-the-Market Offering Program (“ATM Program”)
On August 13, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) by and among the Company, SUNS Manager and Raymond James & Associates, Inc. (the “Sales Agent”) under which the Company may, from time to time, offer and sell shares of common stock, having an aggregate offering price of up to $50.0 million. Under the terms of the Equity Distribution Agreement, the Company has agreed to pay the Sales Agent a commission of up to 2.0% of the gross sales price of common stock sold through the Sales Agent. Sales of common stock, if any, may be made in transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). There were no shares issued under the ATM Program during the nine months ended September 30, 2026.

Index
Dividend Reinvestment Plan
On September 3, 2025, the Company established a dividend reinvestment plan (“DRIP”). The DRIP allows shareholders to reinvest all or a portion of their cash dividends in additional shares of the Company’s common stock (which shares, at the Company’s option, are either newly issued directly from the Company or purchased by the plan administrator in the open market). The Company may issue up to 1,000,000 shares of common stock under the DRIP. There were no shares issued under the DRIP during the nine months ended September 30, 2026.
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
During the nine months ended September 30, 2026, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager or its affiliates, with an aggregate of 98,669 shares of restricted stock granted to such eligible persons. The restricted stock awards granted during the nine months ended September 30, 2026 under the 2024 Plan contain vesting periods that vary from immediately, vesting over a one-year period, and vesting over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
During the nine months ended September 30, 2025, the Company’s Board of Directors approved grants of restricted stock to the Company’s directors and certain officers, as well as certain employees of the Manager or its affiliates, with an aggregate of 19,625 shares of restricted stock granted to such eligible persons. The restricted stock awards granted in February 2025 under the 2024 Plan vest over a three-year period, with approximately 33% vesting on each of the first, second and third anniversaries of the vesting commencement date.
As of September 30, 2026, there were 226,819 shares of restricted stock granted, net of forfeitures, under the 2024 Plan.
As of September 30, 2026, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2024 Plan (the “Share Limit”) equaled 1,191,122 shares, of which 964,303 shares remained available for future issuance under the 2024 Plan.
Stock Compensation
The following table summarizes the stock-based compensation expense incurred by the Company for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Stock-based compensation	$276,114	$260,307	$943,560	$762,994

Index
Restricted Stock
The fair value of the Company's restricted stock awards is based on the Company's stock price on the date of grant. The following table summarizes restricted stock activity for the Company's directors and officers and employees of the Manager during the nine months ended September 30, 2026:

	Number of shares of restricted stock	Weighted-average grant date fair value
Balance as of December 31, 2025	144,289	$12.88
Granted	98,669	9.34
Vested	(65,902)	12.15
Forfeited	(3,804)	9.48
Balance as of September 30, 2026	173,252	$11.22
The total fair value of shares vested during the nine months ended September 30, 2026 was approximately $0.6 million.
During the nine months ended September 30, 2025, 19,625 shares of restricted stock were granted with a weighted-average grant date fair value of $11.78. During the nine months ended September 30, 2025, 47,597 shares of restricted stock vested with a weighted-average grant date fair value of $13.43. The total fair value of shares vested during the nine months ended September 30, 2025 was approximately $0.6 million.
As of September 30, 2026, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.57 years.
10.    EARNINGS PER SHARE
The following information sets forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net income	$2,883,952	$4,054,959	$10,213,327	$10,512,710
Dividends paid on unvested restricted stock	(56,077)	(55,606)	(156,987)	(196,787)
Net income attributable to common shareholders	2,827,875	3,999,353	10,056,340	10,315,923
Divided by:
Basic weighted average shares of common stock outstanding	13,341,545	13,247,030	13,330,328	12,571,091
Weighted average unvested restricted stock	35,476	37,056	19,290	24,665
Diluted weighted average shares of common stock outstanding	13,377,021	13,284,086	13,349,618	12,595,756
Basic earnings per common share	$0.21	$0.30	$0.75	$0.82
Diluted earnings per common share	$0.21	$0.30	$0.75	$0.82
Diluted earnings per common share was computed using the treasury stock method for restricted stock. Diluted earnings per common share excluded 93,921 and 85,874 weighted average shares of unvested restricted stock due to anti-dilutive effect for the three and nine months ended September 30, 2026, respectively, and 107,684 and 75,622 for the three and nine months ended September 30, 2025, respectively.
11.    INCOME TAX
The Company elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2024. The Company believes that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws, and that our method of operation enables us to

Index
satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for such taxable year and thereafter.
So long as the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal income tax on the portion of our taxable income or capital gain that is distributed to shareholders annually. The Company had no income tax provision for the three and nine months ended September 30, 2026 and 2025, other than the state franchise taxes discussed below.
For the three and nine months ended September 30, 2026, the Company recognized approximately $0.1 million of income tax expense related to Texas state franchise taxes. No corresponding expense was recognized during the three and nine months ended September 30, 2025. Although the Company generally is not subject to U.S. federal income taxes on income distributed to shareholders as a REIT, it remains subject to certain state and local taxes, including Texas franchise taxes.
For the three and nine months ended September 30, 2026 and 2025, the Company incurred no expense for U.S. federal excise tax. Excise tax represents a 4% tax on the sum of a portion of the Company’s ordinary income and net capital gains not distributed during the period. If it is determined that an excise tax liability exists for the current period, the Company will accrue excise tax on estimated excess taxable income as such taxable income is earned. The expense is calculated in accordance with applicable tax regulations.
The Company does not have any unrecognized tax benefits and the Company does not expect that to change in the next 12 months.
12.    FAIR VALUE
Fair Value of Financial Instruments
GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheets, for which it is practicable to estimate that value.
The following table details the carrying value and fair value of the Company’s financial instruments not recognized at fair value in the unaudited interim balance sheets as of September 30, 2026:

	As of September 30, 2026
	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$6,042,148	$6,042,148
Loans held for investment, net	$255,597,626	$255,272,392
Investment in unconsolidated real estate joint venture	$21,612,507	$22,118,430
Financial liabilities:
Line of credit payable	$63,700,000	$63,700,000
Line of credit payable to affiliate	$33,050,000	$33,050,000
Cash and cash equivalents have carrying values that approximate their fair values due to the short-term nature of these instruments. The Company categorizes the fair value measurement of these assets as Level 1. The Company's loans held for investment and investment in unconsolidated real estate joint venture are measured using unobservable inputs, or Level 3 inputs.
The carrying values of the Company's outstanding credit facilities approximate their fair values due to the short-term nature of the borrowings and their variable interest rates, which approximate current market rates. The Company categorizes the estimated fair values of its credit facilities as Level 2 within the fair value hierarchy.
13.    RELATED PARTY TRANSACTIONS
Management Agreement
On February 22, 2024, the Company entered into a management agreement (the “Existing Management Agreement”) with SUNS Manager, effective upon the listing of the Company’s common stock. Following the listing of the Company’s

Index
common stock on July 9, 2024, the Company became managed by its Board of Directors and executive officers and by SUNS Manager, pursuant to the Existing Management Agreement.
At the Merger Effective Time (as defined in Note 16), the Company and SUNS Manager entered into an Amended and Restated Management Agreement (the “A&R Management Agreement” and, together with the Existing Management Agreement, the “Management Agreement”). See Note 17 in these consolidated financial statements for additional information regarding the A&R Management Agreement.
Pursuant to the Management Agreement, the Manager manages the Company’s investment activities and day-to-day operations, subject at all times to the further terms and conditions set forth in the Management Agreement and such further limitations or parameters as may be imposed from time to time by the Board of Directors.
The Manager receives base management fees (the “Base Management Fees”), calculated and payable quarterly in arrears, equal to 0.375% of the Company’s Equity (as defined in the Management Agreement), subject to certain adjustments, including the Temporary Base Management Fee Reduction (as defined in Note 17), less 50% of the aggregate amount of any other fees (“Outside Fees”), including any agency fees relating to the Company’s loans, but excluding the Incentive Compensation (as defined below) and any diligence fees paid to and earned by the Manager and paid by third parties in connection with the Manager’s due diligence of potential loans.
Base Management Fees incurred for the three and nine months ended September 30, 2026 were approximately $0.7 million and $2.1 million, respectively, compared to approximately $0.7 million and $1.4 million for the corresponding periods in 2025. As discussed under “Fee Waiver” below, the Manager waived approximately $0.6 million of Base Management Fees during the nine months ended September 30, 2025, with no waivers during the three months ended September 30, 2025.
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
Incentive Fees incurred for the three and nine months ended September 30, 2026 were zero and approximately $1.1 million, respectively. Incentive Fees incurred for the three and nine months ended September 30, 2025 were approximately $0.4 million. As discussed under “Fee Waiver” below, the Manager waived zero and $0.5 million of Incentive Fees for the three and nine months ended September 30, 2025, respectively.
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
For the three and nine months ended September 30, 2026, no Base Management Fees or Incentive Fees were waived. For the three and nine months ended September 30, 2025, Base Management Fees waived were zero and $0.6 million, respectively, and Incentive Fees waived were zero and $0.5 million, respectively.
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

Index
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
The following table summarizes the related party costs incurred by the Company for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Affiliate costs
Base management fees, net of waivers	$690,547	$697,936	$2,084,453	$1,387,076
Incentive fees earned, net of waivers	—	374,338	1,120,225	374,338
General and administrative expenses reimbursable to Manager	815,494	565,412	2,120,412	1,710,239
Professional fees reimbursable to Manager	32,382	19,668	86,824	37,562
Total	$1,538,423	$1,657,354	$5,411,914	$3,509,215
Amounts payable to the Manager as of September 30, 2026 and December 31, 2025 were approximately $1.7 million and $1.0 million, respectively, and are recorded within accrued management and incentive fees and accrued direct administrative expenses in the Company’s consolidated Balance Sheets.
The Manager is beneficially owned by certain officers and directors as of the date of this Quarterly Report on Form 10-Q.
Investments in Loans and Unconsolidated Real Estate Joint Venture
From time to time, the Company may co-invest with other investment vehicles managed by the SUNS Manager or its affiliates, including by means of splitting loans, participating in loans or other means of syndicating loans. The Company is not obligated to provide, nor has it provided, any financial support to the other managed investment vehicles. As such, the Company’s risk is limited to the carrying value of its investment in any such loan. Additionally, SUNS Manager or its affiliates, including TCG RE Agent, may from time to time serve as administrative and collateral agents to the lenders under the loans in the Company’s portfolio. As of September 30, 2026, there were 12 co-invested loans held by the Company and affiliates of the Company.
In February 2026, the Company formed a joint venture with an affiliate co-lender to acquire the San Antonio hotel property that served as the underlying collateral for the San Antonio Loan. The Company holds a 65.0% ownership interest in the joint venture. Refer to Note 6 for more information.
Unsecured Revolving Credit Facility with Affiliate
The Company maintains an unsecured revolving credit facility with SRT Finance LLC, an affiliate of the Company. Refer to Note 7 for more information.

Index
14.    DIVIDENDS AND DISTRIBUTIONS
The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2026 and 2025:

	Declaration Date	Record Date	Payment Date	Per Common Share Distribution Amount	Total Distribution Amount

Regular cash dividend	3/4/2025	3/31/2025	4/15/2025	$0.30	$4,026,448
Regular cash dividend	6/13/2025	6/30/2025	7/15/2025	0.30	4,026,353
Regular cash dividend	9/15/2025	9/30/2025	10/15/2025	0.30	4,026,296
2025 Period Subtotal				$0.90	$12,079,097
Regular cash dividend	3/10/2026	3/31/2026	4/15/2026	$0.30	$4,055,897
Regular cash dividend	6/15/2026	6/30/2026	7/15/2026	0.30	4,055,220
Regular cash dividend	9/15/2026	9/30/2026	10/15/2026	0.30	4,054,755
2026 Period Subtotal				$0.90	$12,165,872
On October 23, 2026, pursuant to the Merger Agreement, the Company’s Board of Directors authorized a prorated dividend on the Company’s common stock. See Note 17 included in these consolidated financial statements for additional information.
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
Interest income earned on the Company’s portfolio was concentrated with three borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $3.0 million, or 38%, of consolidated interest income during the three months ended September 30, 2026. Interest income earned on the Company’s portfolio was concentrated with six borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $6.1 million, or 81%, of consolidated interest income during the three months ended September 30, 2025.

Index
Interest income earned on the Company’s portfolio was concentrated with two borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $7.6 million, or 29%, of consolidated interest income during the nine months ended September 30, 2026. Interest income earned on the Company’s portfolio was concentrated with six borrowers each comprising more than 10% of consolidated interest income for an aggregate amount of $16.0 million, or 83%, of consolidated interest income during the nine months ended September 30, 2025.
16.    MERGER AGREEMENT
On August 5, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Southern Realty Trust Inc. (“SRT”), pursuant to which SRT merged with and into Sunrise Merger Sub, LLC (“Merger Sub”), a Maryland limited liability company and a wholly owned subsidiary of SUNS, with Merger Sub continuing as the surviving entity (the “Merger”). The Merger was completed on November 5, 2026 (the “Merger Effective Time”). Under the terms of the Merger Agreement, each outstanding share of SRT common stock, par value $0.01 per share, was converted into the right to receive (i) 1.45 shares, or approximately 8.5 million shares in the aggregate, of the Company’s common stock and (ii) from the Manager, an amount in cash per share equal to $0.05.
The following table presents the calculation of the purchase price consideration:

Equity consideration:
Total shares of SRT common stock outstanding as of September 4, 2026	5,837,900
Exchange ratio	1.45
Number of shares of SUNS common stock to be issued	8,464,977
SUNS share price(1)	$6.68
Preliminary purchase price consideration for SRT's shares outstanding	$56,546,046
Fair value of replacement shares for SRT's restricted stock awards attributable to post-combination service(2)	(240,503)
Total preliminary purchase price consideration	$56,305,543
(1)Reflects the last reported sale price of SUNS Common Stock (NASDAQ: SUNS) on November 5, 2026.
(2)Represents the estimated fair value of replacement restricted stock awards attributable to post-combination service. Such amount is excluded from purchase price consideration and will be recognized as stock-based compensation expense over the applicable post-combination service period.

As of the Merger Effective Time, the size of the Company’s Board of Directors increased by one member (the “SRT Director Designee”) and the SRT Director Designee was appointed to the Company’s Board of Directors.
In connection with the Merger, the Company incurred approximately $0.9 million of Merger-related expenses during the three and nine months ended September 30, 2026, primarily consisting of legal, accounting, advisory and other professional fees. These costs are included in merger costs in the accompanying consolidated statements of operations.
On November 5, 2026, the Merger was completed pursuant to the terms of the Merger Agreement. As the Merger was completed subsequent to September 30, 2026, and due to the proximity of the Merger Effective Time to the date of issuance of the consolidated financial statements, the initial acquisition accounting remains incomplete.
See Note 17 to these consolidated financial statements for additional information regarding the Merger.
17.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the consolidated financial statements were issued. There were no material subsequent events, other than those described below, that required disclosure in these unaudited interim financial statements.
Loan Portfolio Recent Updates
In October 2026, the Company entered into a $2.1 million senior secured construction loan for an additional residential development in Park City, Utah, in which the Company has an existing participation interest as previously disclosed, which was fully funded at closing. The loan bears interest at rate of Prime plus 3.25%, and matures on December 1, 2028.

Index
Sale of San Antonio Hotel Property
On October 9, 2026, the Lex Ave JV, in which the Company holds a 65% ownership interest, completed the sale of the San Antonio hotel property for a contractual purchase price of $41.0 million, subject to closing costs and transaction expenses. The transaction was financed through a combination of $9.0 million in cash paid by the buyer and $32.0 million in seller financing provided by the Company and its affiliated co-lender.
In connection with the sale, the Company and its affiliated co-lender originated a senior secured mortgage loan collateralized by the hotel property. The Company’s 65% participation in the loan represents a gross principal balance of $20.8 million, with an original issue discount of approximately $0.3 million. The loan bears interest at a fixed annual rate of 8.0% through July 31, 2027, increasing to 9.0% through July 31, 2028, and 10.0% thereafter until maturity. The loan has an initial maturity date of July 31, 2028, with an option to extend the maturity date to July 30, 2029, subject to certain conditions.
As a result of the sale, the Company expects to recognize a loss of approximately $0.9 million, primarily attributable to working capital adjustments and the allocation of losses from the Lex Ave JV, partially offset by cash proceeds received in connection with delayed interest payments and loan modification fees collected.
Stock Repurchase Program
On October 12, 2026, the Company's Board of Directors authorized a stock repurchase program (the "Repurchase Program") pursuant to which, effective as of the Merger Effective Time, the Company may repurchase up to $20.0 million of its outstanding common stock through December 31, 2027. No shares were repurchased under the Repurchase Program as of the date the consolidated financial statements were available to be issued.
The timing and amount of repurchases will depend on market conditions, share price, liquidity and other factors. The Repurchase Program does not obligate the Company to repurchase any specific number of shares or dollar amount and may be modified, suspended or terminated at any time.
Merger with Southern Realty Trust Inc.
On October 23, 2026, the Company held a special meeting of the Company’s shareholders (such meeting, the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved the issuance of approximately 8.5 million shares of the Company’s common stock. Approval of the Merger by SRT shareholders was obtained at SRT’s special meeting of shareholders on October 23, 2026.
On October 23, 2026, pursuant to the Merger Agreement, the Company’s Board of Directors authorized a prorated dividend on the Company’s common stock in the amount of $0.09 per share, or approximately $1.2 million (the “Stub Period Dividend”) for the calendar quarter in which the closing of the Merger occurs. The Stub Period Dividend was paid on November 5, 2026 to shareholders of record at the close of business on November 2, 2026.
On November 5, 2026, the Merger was completed pursuant to the terms of the Merger Agreement. At the Merger Effective Time, each outstanding share of SRT common stock, par value $0.01 per share, was converted into the right to receive (i) 1.45 shares of common stock and (ii) from SUNS Manager, an amount in cash per share equal to $0.05. No fractional shares of common stock were issued in connection with the Merger. As a result, the Company issued 8,464,977 shares of common stock as consideration for the Merger resulting in 21,980,828 shares of common stock issued and outstanding as of the Merger Effective Time.
As of the issuance date of these consolidated financial statements, the Company has not completed its determination of the acquisition-date fair values of the identifiable assets acquired and liabilities assumed. Accordingly, the initial accounting for the merger remains incomplete.
Amended and Restated Management Agreement
At the Merger Effective Time, the Company and SUNS Manager entered into an Amended and Restated Management Agreement (the “A&R Management Agreement”). The A&R Management Agreement supersedes and replaces the Existing Management Agreement.
The A&R Management Agreement includes the following terms and provisions:

Index
•reduces the incentive compensation hurdle rate from 2.0% per fiscal quarter and 8.0% per fiscal year under the Existing Management Agreement to 1.75% per fiscal quarter and 7.0% per fiscal year, respectively;
•reduces SUNS Manager’s incentive compensation from 20% to 17.5% of applicable Core Earnings (as defined therein) and revises the related catch-up threshold from 166 2/3% to 153.85% of the hurdle amount;
•removes Section 15 (internalization of the SUNS Manager);
•provides for an initial term of one year from the effective date of the A&R Management Agreement, after which the A&R Management Agreement will renew automatically for successive one-year periods unless earlier terminated or not renewed in accordance with its terms; and
•provides for a temporary reduction in the base management fee of $250,000 per quarter for each of the first four quarters following the effective date of the A&R Management Agreement, beginning with the first full fiscal quarter thereafter (the “Temporary Base Management Fee Reduction”).
Revolving Credit Facility Amendment
On November 5, 2026, the Company entered into Amendment Number Eight to the Revolving Credit Facility (“Amendment Number Eight”), by and among the Company and certain subsidiaries, as borrowers, the lenders party thereto, and East West Bank, as administrative agent, which, among other things, in connection with the Merger and other transactions contemplated therein: (i) provided the administrative agent’s and lenders’ consent to the Merger and the other transactions contemplated therein; (ii) facilitated the entry of Merger Sub as a guarantor under the Amendment Number Eight and related loan documents; (iii) expanded the eligible assets for inclusion in the borrowing base; and (iv) required the Company to pay a one-time amendment fee.

Index
Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes and other information included in this Quarterly Report on Form 10-Q (the “Quarterly Report”). This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”) and our other filings with the SEC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report, filed by Sunrise Realty Trust, Inc. (the “Company,” “SUNS,” “we,” “us,” and “our”), and the information incorporated by reference herein, or made in other reports, filings with the SEC, and press releases contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend such statements to be covered by the safe harbor provisions contained therein. These forward-looking statements are based on our current intent, belief, expectations and views of future events. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results or performance, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “can,” “continuing,” “may,” “aim,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “should,” “seeks,” “likely to” or words or phrases of similar meaning. Specifically, this Quarterly Report includes forward-looking statements regarding the Merger (as defined below), including the benefits and financial and operational impact thereof; our portfolio and strategies for the growth of our commercial real estate lending business; our working capital, liquidity and capital requirements; potential state and federal legislative and regulatory matters; our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements and/or those of our borrowers; the amount, collectability and timing of cash flows, if any, from our loans; our expected ranges of originations and repayments; estimates relating to our ability to make distributions to our shareholders in the future; and our investment strategy.
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
•our ability to successfully realize all of the expected benefits of the Merger or that such benefits may take longer to realize than expected;
•our ability to meet our expected ranges of originations and repayments;
•our ability to obtain our target mix of loan and collateral types with our expected ranges of yields;
•the allocation of loan opportunities to us by our Manager and our ability to close those loans;
•changes in general economic conditions, in our industry and in the commercial finance and commercial real estate markets;
•our future repurchases of our common stock under our Repurchase Program (as defined below);
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
•the amount, collectability and timing of our cash flows, if any, from our loans and other investments, including investments in real estate acquired through foreclosure and held or sold through joint ventures;

Index
•our ability to obtain and maintain competitive financing arrangements;
•our ability to achieve our expected leverage;
•changes in the value of our loans and other investments, including investments in real estate acquired through foreclosure and held or sold through joint ventures;
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
Actual results may differ materially from those expressed in or implied by these forward-looking statements as a result of various risks and uncertainties, including, without limitation, those described below and elsewhere in this Quarterly Report, including in Part II, Item 1A, “Risk Factors,” and in our Annual Report on Form 10-K, including in the section entitled “Risk Factors,” as well as in our subsequent filings with the SEC. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements contained in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.
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

Index
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
Developments During the Quarter Ended September 30, 2026:
Updates to Our Loan Portfolio During the Quarter Ended September 30, 2026
On July 17, 2026, our senior term loan and a residential development project revolver for various residential development projects in Palm Beach Gardens, FL, were repaid in full. The outstanding principal balances of the senior term loan and residential development project revolver, on the date of repayment were approximately $31.6 million and $23.8 million, respectively. In connection with the repayment, the Company recognized approximately $0.2 million of default interest and breakage fees.

Index
Dividends Declared Per Share
During the three and nine months ended September 30, 2026 and 2025, we declared the following cash dividends:

Date Declared	Payable to Shareholders of Record at the Close of Business on	Payment Date	Amount per Share	Total Amount
March 4, 2025	March 31, 2025	April 15, 2025	$0.30	$4,026,448
June 13, 2025	June 30, 2025	July 15, 2025	0.30	4,026,353
September 15, 2025	September 30, 2025	October 15, 2025	0.30	4,026,296
2025 Period Subtotal			$0.90	$12,079,097
March 10, 2026	March 31, 2026	April 15, 2026	$0.30	$4,055,897
June 15, 2026	June 30, 2026	July 15, 2026	0.30	4,055,220
September 15, 2026	September 30, 2026	October 15, 2026	0.30	4,054,755
2026 Period Subtotal			$0.90	$12,165,872
Recent Developments
Loan Portfolio Recent Updates
In October 2026, we entered into a $2.1 million senior secured construction loan for an additional residential development in Park City, Utah, in which we have an existing participation interest as previously disclosed, which was fully funded at closing. The loan bears interest at rate of Prime plus 3.25%, and matures on December 1, 2028.
Sale of San Antonio Hotel Property
On October 9, 2026, the Lex Ave JV completed the sale of its San Antonio hotel property for a purchase price of $41.0 million, subject to customary closing adjustments and transaction costs. The transaction was financed through a combination of $9.0 million in cash paid by the buyer and $32.0 million in seller financing provided by the Company and its affiliated co-lender.
In connection with the sale, we and our affiliated co-lender provided $32.0 million of senior secured seller financing to the purchaser (the “Seller’s Note”), of which our share was $20.8 million. We recorded a new loan with a principal balance of $20.8 million and an original issue discount of approximately $0.3 million. The Seller’s Note bears interest at a fixed annual rate of 8.0% through July 31, 2027, increasing to 9.0% from August 1, 2027 through its initial maturity date of July 31, 2028. The borrower has a one-time option to extend the maturity date for an additional 12 months, through July 30, 2029, during which the interest rate increases to 10.0%.
As a result of the sale, we expect to recognize a loss of approximately $0.9 million, primarily attributable to working capital adjustments and the allocation of losses from the Lex Ave JV, partially offset by cash proceeds received in connection with delayed interest payments and loan modification fees collected.
Merger with Southern Realty Trust Inc.
As previously reported, on August 5, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Southern Realty Trust Inc. (“SRT”) will merge with and into Sunrise Merger Sub, LLC, a Maryland limited liability company and a wholly owned subsidiary of SUNS (“Merger Sub”), with Merger Sub continuing as the surviving entity (the “Merger”).
On October 23, 2026, we held a special meeting of the Company’s shareholders (such meeting, the “Special Meeting”). At the Special Meeting, holders of our common stock approved the issuance of approximately 8.5 million shares of our common stock. Approval of the Merger by SRT shareholders was obtained at SRT’s special meeting of shareholders on October 23, 2026.
On November 5, 2026, the Merger was completed pursuant to the terms of the Merger Agreement. At the effective time of the Merger (the “Merger Effective Time”), each outstanding share of SRT common stock, par value $0.01 per share, was converted into the right to receive (i) 1.45 shares of common stock and (ii) from SUNS Manager, an amount in cash per share equal to $0.05. No fractional shares of common stock were issued in connection with the Merger. As a result, we

Index
issued 8,464,977 shares of common stock as consideration for the Merger resulting in 21,980,828 shares of common stock issued and outstanding as of the Merger Effective Time.
As of the Merger Effective Time, the size of the Company’s Board of Directors increased by one member (the “SRT Director Designee”) and the SRT Director Designee was appointed to the Company’s Board of Directors.
Supplemental Unaudited Pro Forma Financial Information
The following table presents selected unaudited pro forma combined financial information of the Company and SRT as of September 30, 2026, as if the Merger had occurred on such date:

As of September 30, 2026

Pro forma outstanding principal	$393,071,129

Total pro forma loan commitments	$478,584,300
Less: pro forma drawn commitments	(392,797,474)
Total pro forma undrawn commitments	$85,786,826
Amended and Restated Management Agreement
At the Merger Effective Time, we and SUNS Manager entered into an Amended and Restated Management Agreement (the “A&R Management Agreement”). The A&R Management Agreement supersedes and replaces the existing Management Agreement by and between us and SUNS Manager, dated February 22, 2024 (the “Existing Management Agreement”).
The A&R Management Agreement includes the following terms and provisions:
•reduces the incentive compensation hurdle rate from 2.0% per fiscal quarter and 8.0% per fiscal year under the Existing Management Agreement to 1.75% per fiscal quarter and 7.0% per fiscal year, respectively;
•reduces SUNS Manager’s incentive compensation from 20% to 17.5% of applicable Core Earnings (as defined therein) and revises the related catch-up threshold from 166 2/3% to 153.85% of the hurdle amount;
•removes Section 15 (internalization of the SUNS Manager);
•provides for an initial term of one year from the effective date of the A&R Management Agreement, after which the A&R Management Agreement will renew automatically for successive one-year periods unless earlier terminated or not renewed in accordance with its terms; and
•provides for a temporary reduction in the base management fee of $250,000 per quarter for each of the first four quarters following the effective date of the A&R Management Agreement, beginning with the first full fiscal quarter thereafter.
Stub Period Dividend
On October 23, 2026, pursuant to the Merger Agreement, the Company’s Board of Directors authorized a prorated dividend on the Company’s common stock in the amount of $0.09 per share, or approximately $1.2 million (the “Stub Period Dividend”) for the calendar quarter in which the closing of the Merger occurs. The Stub Period Dividend was paid on November 5, 2026 to shareholders of record at the close of business on November 2, 2026.
Stock Repurchase Program
On October 12, 2026, the Company's Board of Directors authorized a stock repurchase program pursuant to which, effective as of the Merger Effective Time, the Company may repurchase up to $20.0 million of the Company’s common stock through December 31, 2027 (the “Repurchase Program”). No shares were repurchased under the Repurchase Program as of the date of this report. The timing and amount of repurchases will depend on market conditions, share price, liquidity and other factors. The Repurchase Program does not obligate the Company to repurchase any specific number of shares or dollar amount and may be modified, suspended or terminated at any time.

Index
Revolving Credit Facility Amendment
On November 5, 2026, the Company entered into Amendment Number Eight to the Revolving Credit Facility (“Amendment Number Eight”), by and among the Company and certain subsidiaries, as borrowers, the lenders party thereto, and East West Bank, as administrative agent, which, among other things, in connection with the Merger and other transactions contemplated therein: (i) provided the administrative agent’s and lenders’ consent to the Merger and the other transactions contemplated therein; (ii) facilitated the entry of Merger Sub as a guarantor under the Amendment Number Eight and related loan documents; (iii) expanded the eligible assets for inclusion in the borrowing base; and (iv) required the Company to pay a one-time amendment fee.
Key Financial Measures and Indicators
As a commercial real estate finance company, we believe the key financial measures and indicators for our business are Distributable Earnings (as defined below), book value per share and dividends declared per share.
Book Value Per Share
We believe that book value per share is helpful to shareholders in evaluating our growth as we scale our equity capital base and continue to invest in our target investments. The book value per share of our common stock as of September 30, 2026 and December 31, 2025 was approximately $13.39 and $13.56, respectively.
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

Index
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
The following table provides a reconciliation of GAAP net income to Distributable Earnings for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net income	$2,883,952	$4,054,959	$10,213,327	$10,512,710
Adjustments to net income:
Stock-based compensation expense	276,114	260,307	943,560	762,994
Depreciation and amortization	—	—	—	—
Unrealized (gains) losses, or other non-cash items	238,735	—	238,735	—
Provision for (reversal of) current expected credit losses	(184,755)	(193,865)	432,776	392,276
TRS (income) loss	—	—	—	—
One-time events pursuant to changes in GAAP and certain non-cash charges	—	—	—	—
Distributable earnings	$3,214,046	$4,121,401	$11,828,398	$11,667,980
Basic weighted average shares of common stock outstanding	13,341,545	13,247,030	13,330,328	12,571,091
Distributable earnings per basic weighted average share	$0.24	$0.31	$0.89	$0.93
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

Index
Results of Operations for the three and nine months ended September 30, 2026 and 2025
The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Interest income	$7,973,625	$7,494,713	$26,811,006	$19,205,915
Interest expense	(2,223,556)	(1,438,547)	(7,936,974)	(2,857,918)
Net interest income	5,750,069	6,056,166	18,874,032	16,347,997
Expenses
Management and incentive fees	690,547	1,072,274	3,204,678	1,761,414
General and administrative expenses	909,887	654,253	2,462,769	2,067,336
Stock-based compensation	276,114	260,307	943,560	762,994
Professional fees	218,178	208,238	693,063	851,267
Merger costs	862,448	—	862,448	—
Total expenses	2,957,174	2,195,072	8,166,518	5,443,011
Reversal of (provision for) current expected credit losses	184,755	193,865	(432,776)	(392,276)
Other income	286,578	—	286,578	—
Equity in losses of unconsolidated real estate joint venture	(271,022)	—	(238,735)	—
Net income before income taxes	2,993,206	4,054,959	10,322,581	10,512,710
Income tax expense	109,254	—	109,254	—
Net income	$2,883,952	$4,054,959	$10,213,327	$10,512,710
Net income. Our net income for the three and nine months ended September 30, 2026, was approximately $2.9 million and $10.2 million, or $0.21 and $0.75 per basic weighted average common share, respectively, compared to net income of approximately $4.1 million and $10.5 million, or $0.30 and $0.82 per basic weighted average common share, respectively, for the three and nine months ended September 30, 2025.
Interest income. Interest income increased approximately $0.5 million, or 6.4%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Interest income increased approximately $7.6 million, or 39.6%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase reflects a higher average investment balance driven by increased capital deployment. In addition, we recognized approximately $1.2 million of repayment premium income related to the early repayment of a $45.0 million secured mortgage loan in March 2026.
Interest expense. Interest expense increased approximately $0.8 million and $5.1 million during the three and nine months ended September 30, 2026, respectively, as compared to the corresponding periods in 2025. The increases were primarily attributable to higher average outstanding borrowings under our revolving credit facilities, particularly our SRTF Credit Facility, and higher amortization of deferred financing costs, partially offset by lower interest rates on our Revolving Credit Facility.
Management and incentive fees. Management and incentive fees decreased by approximately $0.4 million and increased by approximately $1.4 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025.
Base management fees were approximately $0.7 million and $2.1 million for the three and nine months ended September 30, 2026, respectively, compared to approximately $0.7 million and $1.4 million for the corresponding periods in 2025. The increase in base management fees for the nine-month period was primarily attributable to the waiver of approximately $0.6 million of base management fees during the nine months ended September 30, 2025.

Index
No incentive fees were incurred during the three months ended September 30, 2026, compared to approximately $0.4 million during the corresponding period in 2025. Incentive fees for the nine months ended September 30, 2026 were approximately $1.1 million, compared to approximately $0.4 million for the corresponding period in 2025, net of approximately $0.5 million in fee waivers associated with the January 2025 offering.
General and administrative expenses. General and administrative expenses increased $255.6 thousand and $395.4 thousand during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily driven by higher reimbursable payroll and bonus costs payable to the Manager under the Management Agreement.
Professional fees. Professional fees remained relatively consistent during the three months ended September 30, 2026, and decreased approximately $0.2 million during the nine months ended September 30, 2026, compared to the corresponding periods in 2025. The year-to-date decrease was primarily attributable to higher professional fees incurred during the first quarter of 2025 in connection with our first annual Form 10-K and proxy statement filings following our transition to a public company.
Merger Costs. Merger costs were approximately $0.9 million for both the three and nine months ended September 30, 2026, primarily consisting of legal, accounting and other professional fees incurred in connection with the Merger. No comparable Merger costs were incurred during the corresponding periods in 2025.
Reversal of (Provision for) current expected credit losses. The reversal of current expected credit losses decreased approximately $9.1 thousand during the three months ended September 30, 2026, compared to the same period in 2025. For the nine months ended September 30, 2026, the provision for current expected credit losses increased approximately $40.5 thousand compared to the same period in 2025. As of September 30, 2026, our CECL Reserve was approximately $0.9 million, or 0.36% of total loans held at carrying value of approximately $255.6 million. The CECL Reserve consisted of approximately $0.8 million related to outstanding loan balances and approximately $0.1 million related to unfunded loan commitments. The liability for unfunded commitments represents expected credit losses on the unfunded portion of loan commitments over the contractual period during which we are obligated to extend credit. In estimating this liability, we consider the likelihood of funding and the expected credit losses associated with such funding. We continuously evaluate the credit quality of our loan portfolio by assessing the risk factors associated with each loan.
Other income. On September 29, 2026, the Lex Ave JV entered into a second amendment to the SA Hotel Sale Agreement, extending the closing date to October 9, 2026. In consideration for the extension, the purchaser agreed to pay approximately $0.4 million in delayed interest on behalf of us and our affiliated co-lender. Other income for the three and nine months ended September 30, 2026 represents our 65.0% share of the delayed interest payment received.
Income tax expense. For the three and nine months ended September 30, 2026, we recognized approximately $0.1 million of income tax expense related to Texas state franchise taxes. No corresponding expense was recognized during the three and nine months ended September 30, 2025. Although we generally are not subject to U.S. federal income taxes on income distributed to shareholders as a REIT, we remain subject to certain state and local taxes, including Texas franchise taxes.

Index
Loan Portfolio
The table below summarizes our total loan portfolio as of September 30, 2026, unless otherwise specified.

Loan Type	Location		Original Funding Date	Loan Maturity	Current Commitments as of 09/30/2026	% of Total	Principal Balance as of 09/30/2026	Cash Interest Rate	PIK	Fixed/ Floating	Amortization During Term	YTM(1)
Senior mortgage loans:
Residential	Fort Lauderdale, FL	(2)	11/1/2024	12/30/2026	$30,000,000	9.6%	$23,116,784	11.5%	N/A	Floating	No	15%
Hospitality	Austin, TX		12/12/2024	12/11/2027	32,000,000	10.2%	32,000,000	9.5%	N/A	Floating	No	11%
Residential	Aventura, FL		1/27/2025	1/27/2027	30,750,872	9.8%	30,750,872	9.0%	N/A	Floating	No	11%
Net Leased Tenant	New Orleans, LA	(2)	1/30/2025	1/30/2028	44,000,000	14.0%	31,139,139	10.1%	N/A	Floating	No	11%
Residential	Park City, UT		6/11/2025	8/1/2027	9,250,000	2.9%	5,952,407	11.3%	N/A	Floating	No	13%
Residential	Miami, FL		9/26/2025	9/25/2028	35,000,000	11.1%	27,302,824	8.7%	N/A	Floating	No	10%
Industrial	Doral, FL		10/6/2025	10/6/2027	3,067,365	1.0%	2,931,041	10.1%	N/A	Floating	No	14%
Industrial	West Palm Beach, FL		10/16/2025	10/16/2027	16,240,000	5.2%	5,929,506	10.1%	N/A	Floating	No	14%
Retail	Houston, TX		10/24/2025	10/24/2028	30,000,000	9.6%	23,200,435	9.7%	N/A	Floating	No	11%
Subordinate debt:
Residential	Miami, FL		11/15/2024	11/15/2027	13,000,000	4.1%	12,104,993	13.3%	N/A	Fixed	No	15%
Residential	Miami, FL		3/21/2025	12/13/2028	25,761,225	8.2%	20,596,466	13.5%	1.0%	Floating	No	15%
Hospitality	Diversified		2/13/2026	2/13/2029	44,877,025	14.3%	41,905,036	12.2%	N/A	Floating	No	13%
				Subtotal(3)	$313,946,487	100.0%	$256,929,503	10.6%	0.1%			12%
												Wtd Average
(1)Estimated YTM includes a variety of fees and features that affect the total yield, which may include, but is not limited to, OID, exit fees, prepayment fees, unused fees and contingent features. OID is recognized as a discount to the funded loan principal and is accreted to income over the term of the loan.
The estimated YTM calculations require management to make estimates and assumptions, including, but not limited to, the timing and amounts of loan draws on delayed draw loans, the timing and collectability of exit fees, the probability and timing of prepayments and the probability of contingent features occurring. For example, certain credit agreements contain provisions pursuant to which certain interest rates and fees earned by us under such credit agreements will decrease upon the satisfaction of certain specified criteria which we believe may improve the risk profile of the applicable borrower. To be conservative, we have not assumed any prepayment penalties or early payoffs in our estimated YTM calculation. Estimated YTM is based on current management estimates and assumptions, which may change. Estimated YTM is calculated using the interest rate as of September 30, 2026 applied through maturity. Actual results could differ from those estimates and assumptions.
(2)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.
(3)The interest subtotal rate is a weighted average rate.
Loans Held for Investment at Carrying Value
As of September 30, 2026 and December 31, 2025, our portfolio included 12 and 16 loans held at carrying value, respectively. The aggregate originated commitment under these loans was approximately $313.9 million and $420.7 million, respectively, and outstanding principal was approximately $256.9 million and $305.5 million, respectively, as of September 30, 2026 and December 31, 2025. During the nine months ended September 30, 2026, we funded approximately $132.7 million of new loans and additional principal on existing loans and had approximately $155.0 million of principal repayments of loans held at carrying value. As of September 30, 2026 and December 31, 2025, approximately 95.3% and 96.4%, respectively, of our loans held at carrying value had floating interest rates. As of September 30, 2026, these floating benchmark rates included one-month SOFR quoted at 3.91% and subject to a weighted average floor of 3.87% and U.S. prime rate subject to a weighted average floor of 8.00% and quoted at 7.00% based on outstanding principal.

Index
The following tables summarize our loans held at carrying value as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$182,323,008	$(943,288)	$181,379,720	1.2
Subordinate debt	74,606,495	(388,589)	74,217,906	2.1
Total loans held at carrying value	$256,929,503	$(1,331,877)	$255,597,626	1.4

	As of December 31, 2025
	Outstanding Principal(1)	Original Issue Discount	Carrying Value(1)	Weighted Average Remaining Life (Years)(2)

Senior mortgage loans(3)(4)	$282,678,920	$(2,803,998)	$279,874,922	1.9
Subordinate debt	22,834,265	(34,444)	22,799,821	2.4
Total loans held at carrying value	$305,513,185	$(2,838,442)	$302,674,743	1.9
(1)The difference between the carrying value and the outstanding principal amount of the loans consists of unaccreted OID and loan origination costs.
(2)Weighted average remaining life is calculated based on the carrying value of each respective group of loans as of September 30, 2026 and December 31, 2025.
(3)Senior mortgage loans include senior loans that also have a contiguous subordinate loan because as a whole, the expected credit quality of the subordinate loan is more similar to that of a senior loan.
(4)If the Company holds both the A-note and B-note, the loan is categorized as a senior mortgage loan.
The following table presents changes in loans held at carrying value as of and for the nine months ended September 30, 2026:

	Principal	Original Issue Discount	Carrying Value

Total loans held at carrying value at December 31, 2025	$305,513,185	$(2,838,442)	$302,674,743
New fundings	119,927,910	(903,136)	119,024,774
Interest drawn on loans	12,728,970	—	12,728,970
Accretion of original issue discount and premium, net	—	2,242,868	2,242,868
Loan repayments	(154,990,687)	—	(154,990,687)
Foreclosure and contribution to real estate joint venture	(26,379,740)	166,833	(26,212,907)
PIK interest	129,865	—	129,865
Total loans held at carrying value at September 30, 2026	$256,929,503	$(1,331,877)	$255,597,626
Collateral Overview
Our loans are secured by various types of assets of our borrowers, including real property and certain personal property and other assets to the extent permitted by applicable laws and the regulations governing our borrowers.

Index
Our debt investments will primarily be secured by real estate assets that are expected to be diversified across asset classes, including high quality residential (including multi-family, condominiums and single-family residential communities), retail, office, hospitality, industrial, mixed-use and specialty-use real estate.
Upon default of a loan, we may seek to sell the loan to a third-party or have an affiliate or a third party work with the borrower to have the borrower sell collateral securing the loan to a third party or institute a foreclosure proceeding to have such collateral sold, in each case, to generate funds towards the payoff of the loan. While we believe that the appraised value of any real estate assets or other collateral securing our loans may impact the amount of the recovery in each such scenario, the amount of any such recovery from the sale of such real estate or other collateral may be less than the appraised value of such collateral and the sale of such collateral may not be sufficient to pay off the remaining balance on the defaulted loan. If we do not or cannot sell a foreclosed property, we would then come to own and operate it as “real estate owned” (“REO”). During the nine months ended September 30, 2026, we acquired one REO asset through foreclosure proceedings and contemporaneously contributed such asset to the Lex Ave JV (see Note 6).
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
Our primary sources of cash generally consist of debt financing, including borrowings under a senior secured revolving credit facility (the “Revolving Credit Facility”) and an unsecured revolving credit facility (the “SRTF Credit Facility”), the net proceeds of future debt or equity offerings, including in connection with our ATM Program, payments of principal and interest we receive on our portfolio of assets, and cash generated from our operating results.
As of September 30, 2026 and December 31, 2025, all of our cash was unrestricted and totaled approximately $6.0 million and $6.4 million, respectively.
As of September 30, 2026, we believe that our cash on hand, capacity available under the Revolving Credit Facility, SRTF Credit Facility and cash flows from operations will be sufficient to satisfy the operating requirements of our business through at least the next twelve months.
Capital Markets
Given the nature of our business, we constantly explore both the public and private capital markets to raise capital, subject to market and other considerations.
There were no capital markets transactions completed during the nine months ended September 30, 2026.
Our registration statement on Form S-3 (File No. 333-289188) (the “Shelf Registration Statement”) became effective on August 6, 2025 and allows us to offer and sell, from time to time, up to $500.0 million of our securities, including common stock, preferred stock, debt securities, warrants and rights (including as part of a unit) to purchase shares of our common stock or preferred stock. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. We may also access liquidity through our at-the-market offering program (the “ATM Program”), established in August 2025, pursuant to which we may offer and sell, from time to time, up to $50.0 million of our common stock. No shares were sold under the ATM Program during the nine months ended September 30, 2026.
On September 3, 2025, we also established a dividend reinvestment plan (the “DRIP”). The DRIP allows shareholders to reinvest all or a portion of their cash dividends in additional shares of our common stock (which shares, at our option, are

Index
either newly issued directly from us or purchased by the plan administrator in the open market). A total of 1,000,000 shares of common stock has been registered for issuance under the DRIP. No shares were issued under the DRIP during the nine months ended September 30, 2026.
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
In November 2026, we entered into Amendment Number Eight to the Revolving Credit Facility in connection with the Merger and other transactions contemplated therein. See Notes 16 and 17 included in the consolidated financial statements for additional information.
As amended, the Revolving Credit Facility requires us to, among other things: (i) maintain liquidity equal to the greater of $5 million and an amount equal to 10% of the outstanding obligations thereunder so long as we maintain at least $5 million in qualified cash, (ii) maintain a quarterly debt service coverage ratio of at least 1.50 to 1.0 and (iii) maintain a leverage ratio of not more than 3.25x measured as of the end of each fiscal quarter.
As of September 30, 2026, we had $63.7 million of outstanding borrowings under the Revolving Credit Facility and $101.3 million availability under our Revolving Credit Facility, which may be borrowed, repaid and redrawn (subject to a borrowing base based on eligible loan obligations held by us and subject to the satisfaction of other conditions provided under the Revolving Credit Agreement).
To the best of our knowledge, as of September 30, 2026, we were in compliance in all material respects with all covenants contained in our Revolving Credit Agreement.
SRTF Credit Facility
On December 9, 2024, we entered into the SRTF Credit Facility, which provides for an unsecured revolving credit facility with a $75.0 million commitment, which may be borrowed, repaid and redrawn, subject to a draw fee and the other conditions provided in the SRTF Credit Agreement.
As of September 30, 2026, we had $33.1 million of outstanding borrowings under the SRTF Credit Facility and $41.9 million availability under our SRTF Credit Facility.
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
Debt Service
As of September 30, 2026, we believe that our cash on hand, capacity available under our Revolving Credit Facility and SRTF Credit Facility, and cash flows from operations will be sufficient to service our outstanding debt during the next twelve months.

Index
Cash Flows
The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
Net cash used in operating activities	$(1,065,048)	$(1,893,601)
Net cash provided by (used in) investing activities	38,749,671	(105,558,522)
Net cash used in financing activities	(38,087,803)	(71,627,279)
Change in cash and cash equivalents	$(403,180)	$(179,079,402)
Net Cash Used in Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2026 was approximately $1.1 million, compared to approximately $1.9 million during the nine months ended September 30, 2025. The decrease in cash used of approximately $0.8 million period over period was primarily due to an increase in net interest income, partially offset by higher management and incentive fees paid.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2026 was approximately $38.7 million, compared to $105.6 million of cash used during the nine months ended September 30, 2025. The decrease in net cash used of approximately $144.3 million was primarily due to an increase in principal repayments on loans of approximately $112.3 million, a decrease in issuance and fundings on loans of approximately $29.2 million, and $4.0 million of distributions from the Lex Ave JV, partially offset by $1.3 million of contributions to the Lex Ave JV.
Net Cash Used in Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2026 was approximately $38.1 million, compared to $71.6 million during the nine months ended September 30, 2025. The decrease in cash used in financing activities of approximately $33.5 million was primarily due to a decrease of $113.7 million in repayments on the revolving credit facilities, partially offset by a $7.2 million decrease in borrowings on the revolving credit facilities and a decrease of $72.6 million from offering proceeds relating to the January 2025 Offering.
Contractual Obligations, Other Commitments, and Off-Balance Sheet Arrangements
Our contractual obligations as of September 30, 2026 are as follows:

	As of September 30, 2026
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Unfunded commitments	$10,180,809	$47,038,602	$—	$—	$57,219,411
Total	$10,180,809	$47,038,602	$—	$—	$57,219,411
As of September 30, 2026, all unfunded commitments were related to our total loan commitments and were available for funding in less than three years.
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
Changes in Fair Value of Our Assets
We generally hold our target investments as long-term loans; however, we may occasionally classify some of our loans as held for sale. We may carry our loans at fair value or carrying value in our balance sheets. As of September 30, 2026 and December 31, 2025, none of our loans held for investment were carried at fair value. As of September 30, 2026, our assets also included an equity-method investment in an unconsolidated real estate joint venture holding hotel real estate acquired through foreclosure, the value of which is subject to risks different from those applicable to our loan portfolio, including

Index
risks relating to hotel operating performance, capital expenditures, real estate values, financing conditions and the timing and terms of any sale or refinancing.
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
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to fluctuations in interest rates. Our loans are typically valued using a yield analysis, which is typically performed for non-credit impaired loans to borrowers. Alternative valuation methodologies may be used as appropriate, and can include a market analysis, income analysis, or recovery analysis. Changes in market yields, revenue multiples, and recovery rates may change the fair value of certain of our loans. Generally, an increase in market yields may result in a decrease in the fair value of certain of our loans, while a decrease in revenue multiples and recovery rates may result in a decrease in the fair value of certain of our loans; however, this is mitigated to the extent our loans bear interest at a floating rate. As of September 30, 2026, we had 11 floating-rate loans, representing 95.3% of our portfolio based on aggregate outstanding principal balances. These floating benchmark rates included one-month SOFR quoted at 3.91% and subject to a weighted average floor of 3.87%, and U.S. prime rate quoted at 7.00% and subject to a weighted average floor of 8.00% based on outstanding principal. We estimate that a hypothetical 100 basis points increase in the floating benchmark rate would result in an increase in annual interest income of approximately $1.9 million and a hypothetical 100 basis points decrease in the floating benchmark rate would result in a decrease in annual interest income of approximately $0.5 million due to the effects of the benchmark floor. Our investment in the unconsolidated real estate joint venture is not reflected in this interest income sensitivity

Index
analysis, although changes in market interest rates may indirectly affect the value and performance of that investment by influencing hotel operating performance, capitalization rates, financing availability and the terms of any sale or refinancing involving the underlying property.
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
Our loan portfolio as of September 30, 2026 was concentrated with the top three borrowers representing approximately 40.9% of the aggregate outstanding principal balances and approximately 38.5% of the total loan commitments. We made our first investment in January 2024 and expect to continue to diversify our loan portfolio as loans in our pipeline are evaluated and are originated through the deployment of our capital.

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
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of these and other inherent limitations of control systems, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Furthermore, third parties may try to seek to impose liability on us in connection with our loans. As of September 30, 2026, we were not subject to any material pending legal proceedings to which we are a party or any of our assets are subject.
Merger Litigation
On September 23, 2026, a purported stockholder of the Company filed a complaint against us and our board of directors, captioned Miller v. Sunrise Realty Trust, Inc., et al., Index No 655415/2026 (N.Y. Sup. Ct.) (the “Miller Complaint”). on September 24, 2026, a purported stockholder of the Company filed a complaint against us and our board of directors captioned Smith v. Sunrise Realty Trust, Inc., et al., Index No 655426/2026 (N.Y. Sup. Ct.) (the “Smith Complaint” and together with the Miller Complaint, the “Complaints”). In addition, we have received demand letters from purported stockholders of the Company, generally alleging omissions or misstatements in the disclosures in the proxy statement requesting that we file additional disclosures (the demand letters are collectively referred to as the “Stockholder Letters” and collectively with the Complaints, the “Litigation Matters”).
We believe the claims asserted in the Litigation Matters are without merit and expressly deny all allegations in Litigation Matters, including that any additional disclosure was or is required. However, in order to moot certain plaintiffs’ disclosure claims in the Litigation Matters, avoid the risk of the Litigation Matters delaying or adversely affecting the Merger and minimize the costs, risks and uncertainties inherent in litigation, and without admitting liability or wrongdoing, we voluntarily made supplemental disclosures to the proxy statement on October 13, 2026.

Index
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A - “Risk Factors” in the Company’s Annual Report on Form 10-K and as disclosed in Item 1A — “Risk Factors” in the Company’s Quarterly Reports on Form 10-Q, except as set forth below.
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
We have incurred and will continue to incur direct and indirect costs as a result of the Merger, and we may incur liabilities arising from the Merger Agreement and the Merger.
We have incurred and will continue to incur substantial expenses in connection with and as a result of completing the Merger and, following completion, we may incur additional expenses in connection with combining the businesses, operations, policies and procedures of the two companies. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.
Although the Merger has been completed, the Company may be subject to liabilities, claims, litigation, demands, purchase price or share issuance disputes, tax claims, third-party consent issues, breaches of representations, warranties or covenants, or other obligations arising from or relating to the Merger Agreement, the completed Merger or related transactions. Any such matters may be costly to defend or resolve, may divert management’s attention and may result in monetary damages, equitable remedies, settlement costs, indemnification payments, additional disclosures, governance changes or other adverse consequences.
If any liabilities, claims, litigation or contractual obligations arising from the Merger and related transactions are material, they could adversely affect the Company’s business, financial condition, results of operations, liquidity, cash flows and market price of its common stock.
The issuance of shares of our common stock in the Merger substantially increased the number of shares outstanding and may dilute existing stockholders or adversely affect the market price of our common stock.
Pursuant to the Merger Agreement, as of November 5, 2026, each outstanding share of common stock of SRT was converted into the right to receive 1.45 shares of the Company’s common stock, and the Company issued 8,464,977 shares of its common stock as Merger consideration, resulting in 21,980,828 shares of the Company’s common stock outstanding as of the Merger Effective Time. The issuance of these shares significantly increased the Company’s outstanding common stock and diluted the ownership and voting interests of the Company’s pre-Merger stockholders.
The additional shares may adversely affect the market price of the Company’s common stock, particularly if former SRT stockholders sell a significant number of shares, if investors expect such sales to occur, or if the market perceives that the Merger will not produce the expected benefits. If the market price of the Company’s common stock declines, the Company’s ability to raise capital on favorable terms, maintain investor confidence or pursue strategic transactions may be adversely affected. The increased number of shares outstanding also may reduce earnings per share, book value per share or other per-share metrics, depending on the Company’s post-Closing results, transaction costs, integration costs and the value of the acquired business. In addition, the issuance of shares to former owners of SRT may affect voting dynamics and governance matters.
We could face adverse tax consequences if SRT failed to qualify as a REIT prior to the Merger.
In connection with the closing of the Merger, we received an opinion of counsel to the effect that SRT qualified as a REIT for U.S. federal income tax purposes through the time of the Merger. However, we did not request a ruling from the IRS

Index
that SRT qualified as a REIT. Notwithstanding the opinion of counsel, if the IRS successfully challenged SRT's REIT status prior to the Merger, we could face adverse tax consequences, including:
•succeeding to SRT's liability for U.S. federal income taxes at regular corporate rates for the periods in which SRT failed to qualify as a REIT (without regard to the deduction for dividends paid for such periods);
•succeeding to any built-in gain on SRT's assets, for which we could be liable for U.S. federal income tax at regular corporate rates, if we were to recognize such gain in the five-year period following the Merger; and
•succeeding to SRT's earnings and profits accumulated during the periods in which SRT failed to qualify as a REIT, which we would be required to distribute to our shareholders in order to satisfy the REIT 90% distribution requirements and avoid the imposition of any excise tax as a result, we would have less cash available for operations and distributions to our shareholders, which could require us to raise capital on unfavorable terms or pay deficiency dividends.
The unaudited pro forma financial information related to the Merger may not be indicative of our actual financial condition or results after the Merger.
The unaudited pro forma condensed combined consolidated financial information filed after the closing of the Merger was prepared for illustrative purposes and was based on assumptions and adjustments that may not reflect the Company’s actual financial condition or results of operations following the Merger. The pro forma information does not necessarily reflect all costs, synergies, dis-synergies, integration expenses, financing effects, compensation arrangements, tax consequences, accounting adjustments, control remediation costs, changes in business strategy or other effects of the completed Merger. The Company’s actual results may differ materially from the pro forma information due to changes in interest rates, market conditions, asset performance, credit losses, financing costs, operating expenses, integration costs, accounting estimates, valuation assumptions or other factors.
Investors should not place undue reliance on pro forma financial information as an indication of what the Company’s financial condition or results of operations would have been had the Merger occurred on the dates assumed in the pro forma presentation, or as an indication of the Company’s future results.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2026, we did not repurchase any shares of our common stock.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the three months ended September 30, 2026, none of the directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Index
Item 6.     Exhibits

Exhibit No.	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of August 5, 2026, by and among Sunrise Realty Trust, Inc., Southern Realty Trust Inc., Sunrise Merger Sub, LLC, and, solely for the limited purposes set forth therein, Sunrise Manager LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on August 6, 2026 and incorporated herein by reference).
3.1	Articles of Amendment and Restatement of Sunrise Realty Trust, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on July 3, 2024 and incorporated herein by reference).
3.2
Amended and Restated Bylaws of Sunrise Realty Trust, Inc. (filed as Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form 10-12B on May 20, 2024 and incorporated herein by reference).

10.1	Voting Agreement, dated as of August 5, 2026, by and among Sunrise Realty Trust, Inc., Southern Realty Trust Inc., Sunrise Merger Sub, LLC, and the Sunrise Realty Trust, Inc. stockholders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on August 6, 2026 and incorporated herein by reference).
10.2	Voting Agreement, dated as of August 5, 2026, by and among Sunrise Realty Trust, Inc., Southern Realty Trust Inc., Sunrise Merger Sub, LLC, and the Southern Realty Trust Inc. stockholders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on August 6, 2026 and incorporated herein by reference).
10.3	Lock-Up Agreement, dated as of August 5, 2026, by and among Sunrise Realty Trust, Inc., Southern Realty Trust Inc., Sunrise Merger Sub, LLC and the Southern Realty Trust Inc. stockholders party thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on August 6, 2026 and incorporated herein by reference).
10.4	Amended and Restated Management Agreement, dated as of November 5, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 5, 2026 and incorporated herein by reference).
10.5	Amendment Number Eight to Loan and Security Agreement, dated as of November 5, 2026, among Sunrise Realty Trust, Inc. and Sunrise Realty Trust Holdings I LLC, as borrowers, East West Bank, as administrative agent, sole book runner, co-syndication agent and co-documentation agent, East West Bank, City National Bank of Florida, EverBank, N.A. and Customers Bank, as joint lead arrangers, and the lenders party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on November 5, 2026 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2026
SUNRISE REALTY TRUST, INC.

	By:	/s/ Brian Sedrish
Brian Sedrish
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Brandon Hetzel
Brandon Hetzel
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)